Form 10KSB
period 2006-12-31
HEMIS CORP
filed 2007-04-16
CIK 1325950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-135946

HEMIS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	20-2749916
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

Bettlistrasse 35
8600 Dübendorf, Switzerland
(Address of principal executive offices)

(702) 387 2382
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [X]

Issuer’s revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 31, 2007 (computed by reference to the closing price of the last sale recorded on the NASD OTC Bulletin Board of the common shares on such date): $41,744,546

Number of common shares outstanding at March 31, 2007: 70,245,886

PART I

Item 1. Description of Business

Cautionary Statement

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Currency

All currency references in this Report are in US dollars unless otherwise noted.

Introduction

Hemis Corporation (“we”, “us”, “Hemis”) were incorporated as a Nevada company on February 9, 2005. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We currently have two wholly-owned subsidiaries: Hemis Gold SA de CV which was incorporated in Mexico in May 2005, and Hemis Philippines Corporation which was incorporated in the Philippines in June 2006. We use the Mexican subsidiary to carry out exploration activities in Mexico. Our Philippines subsidiary had minimal operations as of December 31, 2006 and is currently inactive.

Overview

We are engaged in the acquisition and exploration of mineral properties in La Zacatecas, Mexico; Sonora, Mexico; British Columbia, Canada; and Alaska, U.S.A. Our plan of operations for the next twelve months beginning January 1, 2007 is to conduct exploration of our mineral properties in Mexico and Canada and to obtain approval of our offshore prospecting permit applications for the Anchor Point Gold Project in Alaska.

We have only recently begun our current operations and we have not yet earned any revenues and have had operational losses to date, as well as an accumulated deficit. From our inception on February 9, 2005 until December 31, 2006, we have incurred a total comprehensive loss of $8,067,139.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Mineral Properties and Plan of Operations

We hold interests in four Mexican mineral properties, two Canadian mineral properties, as well as the rights to acquire various offshore prospecting permit applications and a non-exclusive license of geologic information relating to the Anchor Point Gold Project in Alaska, as described below:

Name of Property	Location
Santa Rita Property	La Zacatecas, Mexico
El Tigre Property	Sonora, Mexico
Porvenir Property	Sonora, Mexico
La Centela Property	Sonora, Mexico
Anchor Point Gold Project	Alaska, US
Wolfe Creek and Covenant Properties	British Columbia, Canada

Our interest in the Santa Rita Property consists of an Option Agreement we signed with Corex Gold Corp. on January 29, 2007, whereby we have an option to acquire a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property.

Our interest in the El Tigre and Porvenir properties consists of an Option Agreement our wholly owned subsidiary, Hemis Gold S.A. de C.V. entered into with Loreto Careaga Galaz Widow Rascón and others on December 31, 2005. The agreement grants us an option to acquire a 67.5% interest in the El Tigre and Porvenir properties.

On September 7, 2006 we entered into an agreement with Electrum Capital, Inc. and Snra. Maria de Los Angeles Valverde Guzman whereby we acquired options to acquire up to 75% of the La Centela mineral claims. The La Centela mineral claims are located to the North, North East and West of the Porvenir claim.

On January 8, 2007 we entered into an agreement with Aspen Exploration Corporation pursuant to which Aspen assigned offshore prospecting permit applications in an area of the Cook Inlet, Alaska to us, together with a non-exclusive license of all of Aspen’s right, title and interests to all maps, aeromagnetic surveys and geologic information developed by Aspen in the Cook Inlet, Alaska, which we refer to as the “Anchor Point Gold Project”.

We have not acquired an interest in any physical property in the Cook Inlet, Alaska. Previously, Aspen have made two attempts to have the offshore prospecting permit applications granted, but both times, have been denied. We are in the process of applying to have the same applications granted. If we are successful in applying for them, we will have the right to exploit, mine and produce all minerals lying beneath the surface of the defined area. However, there is a risk that the State of Alaska will never accept these offshore prospecting permit applications in which case this asset will be of little value to us.

Our interest in the Wolfe Creek and Covenant mining concessions consists of an option agreement we signed with Stacs GmbH on March 13, 2007 whereby we have an option to acquire a 100% interest to mineral rights on two properties that we refer to as Wolfe Creek and Covenant, in British Columbia, Canada.

Our plan of operations is to carry out exploration of our mineral properties in Sonora, Mexico and British Columbia, Canada and to get approval for the offshore prospecting permit applications in Alaska. We intend to primarily explore for gold and molybdenum, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in the section of this annual report entitled “Description of Properties.” All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that if the mineral properties on which we have options do have commercially exploitable quantities of mineralization, it will cost us approximately $5,000,000 in exploration expenses and take us until summer of 2009 to make such a determination.

Our exploration programs will be directed by our management and will be supervised by Dr. Doug Oliver, our Vice-President Operations. We will engage contractors to carry out our exploration programs under Dr. Oliver’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according the specific exploration program on each property. Our budgets for our exploration programs are set forth in the section of this annual report entitled “Description of Properties.” We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

We plan to complete our exploration programs within the periods specified in the section of this annual report entitled “Description of Properties.” Key factors that could delay completion of our exploration programs beyond the projected timeframes include the following.

(a)	Poor availability of drill rigs due to high demand in Mexico and Canada;
(b)	Delays in obtaining permission from private owners of land adjacent to our properties;
(c)	Our inability to identify a joint venture partner and conclude a joint venture agreement where we anticipate a joint venture will be required due to the high costs of a drilling program;
(d)	Adverse weather; and
(e)	Our inability to obtain sufficient funding.

Key factors that could cause our exploration costs to be greater than anticipated include the following:

(a)	adverse drilling conditions, including caving ground, lost circulation, the presence of artesian water, stuck drill steel and adverse weather precluding drill site access;
(b)	increased costs for contract geologists and geochemical sampling crews due to increased demand in Mexico and Canada; and
(c)	increased drill rig and crew rental costs due to high demand in Mexico and Canada.

Our Board of Directors will make determinations as to whether to proceed with the additional exploration of our mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the preliminary exploration are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed with more advanced exploration.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

If we determine not to proceed with further exploration of any of our mineral claims due to results from geological exploration that indicates that further exploration is not recommended, we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

Competition

We are a new and unestablished mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

Mexico

Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We have obtained, and intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our exploration activities and any mining operations we carry out. We intend to maintain standards of environmental compliance consistent with regulatory requirements. We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for our operations. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Mining law in Mexico applies to exploration and exploitation of natural resources deposits. In connection with mining and exploration activities in the El Tigre, Porvenir, La Centela and Santa Rita properties, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

Before we can commence a full drilling program in Mexico, we will have to submit an environmental impact statement for authorization (a “Statement”). Exploration activities such as mapping and sampling do not require the preparation of a Statement. We have received all necessary permits to conduct our initial exploration activities on El Tigre, Porvenir, and La Centela. Before we can begin a drilling program on any of the properties, we will have to prepare a Statement which will describe the anticipated environmental impact of our planned drilling program, as well as outlining our planned actions to minimize any potential environmental damage. Studies required to support the environmental impact statement include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. In reviewing the Statement, the Mexican authority looks at potential impact on the local Mexican environment, as well as reviewing for local concerns such as proximity to water supplies or potential interference with local farms. The Mexican authority has ten days to respond after we file a Statement, and if they do not respond, authorization is deemed to have been granted. If the Mexican government does respond, then the time within which authorization will be granted can be increased to six to twelve months or longer. It is also possible that no authorization will be granted if the Mexican government is not satisfied that appropriate measure will be taken to protect the environment.

For our exploration activities, we will be subject to the following Mexican government requirements:

  within 90 days after commencement of labor, we must file a report with the Mexico Mining Registry;
  Payment of Mining taxes in January and July of each year;
  Comply with Official Mexican Standards pertaining to safety by submitting receipts showing the purchase of equipment used for workplace safety;
  Compliance with general Mexican environmental laws which prohibit the following:
    Releasing pollutants into the atmosphere, causing damage to natural resources;
    Destroying or cutting trees without authorization; and
    Causing forest or jungle fires

If we commence mining development or production activities, we must also comply with the following Mexican environmental laws and standards:

  Authorization of environmental impact statements;
  Under the Mexican hazardous waste regulations, materials left over after the removal of minerals are defined as hazardous wastes. These wastes must be stored and deposited in areas at least 25 kilometers away from urban centers; and
  The use of national waters in mining activities requires a concession or assignment from the National Water Commission. Wastewater resulting from mining activities requires a wastewater discharge permit.

British Columbia, Canada

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of British Columbia, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Our first phase of exploration, which will consist of mapping, re-sampling, relocation, geological, geochemical and geophysical surveys, and trenching, will not require any reclamation and environmental mediation work because there will not be significant physical disturbance to the land. Subsequent drilling will require some remediation work. We will need to raise additional funds to finance any drilling programs, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production programs if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

  Water discharge will have to meet water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

  There will have to be an impact report of the work on the local fauna and flora.

The Canadian Environmental Assessment Act (CEAA), which came into force in January 1995, governs environmental assessment at the federal level. The Canadian Environmental Assessment Agency is in charge of administering the environmental assessment process. The CEAA requires an environmental assessment where a federal authority supports a private or public sector project in one or more of four ways:

  by being the proponent of the project,
  by providing money for the project,
  by providing land for the project, or
  by issuing some form of regulatory approval for the project.

In Canada, mineral title belongs to the provincial Crown. Mining is generally regulated by the provinces. Provincial mining legislation, policies, and codes of practice, usually have specific requirements for the control of mining wastes. Provinces also use different procedures to regulate mining activity. We will be required to comply with all regulations defined in the Mineral Tenure Act for the Province of British Columbia. In British Columbia, the proponent must submit a permit application for all mechanized surface exploration. The application includes information about the mineral title, the operator, the program of work, and the proposed reclamation plan. For minimal surface disturbance in a non-sensitive area, a letter permit is issued by a district inspector of the Ministry of Energy, Mines and Petroleum Resources. If a mechanized work program is contemplated, the district inspector follows a consultation procedure with other government agencies, following which a permit will be issued. For exploration in highly sensitive areas, further referrals will be made by the Ministry to, for example, the inter-agency management committee, other government agencies, and/or public stakeholder groups. We are also subject to safety policies of the Canadian Workers Compensation Board that regulates the protection of the health and safety of workers.

In addition to the foregoing, in the future, our Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on mining production and exploration, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations. However, while it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be high in the production operation.

We are in compliance with the Canadian Mining Regulations and will continue to comply with them in the future. We currently have no funds set aside to comply with environmental laws concerning our exploration program.

Alaska

Companies which are incorporated under the laws of the United States, must be qualified under Alaska Statute 38.05.190 to acquire mineral rights on state-owned land in the State of Alaska. This includes acquiring mineral rights or acquiring mineral rights through transfer of ownership. To be qualified, the company needs an active “Certification” as a corporation in good standing in Alaska. What this means is corporations locating mineral properties must be qualified prior to locating locations under state mining law, otherwise the locations will not be valid. We obtained our certification on December 19, 2006.

If we are successful in getting approval for the offshore prospecting permit applications which relate to the Anchor Point Gold Project, and if we decide to explore and develop this area, we will be subject to all the various state and local laws and regulations in Alaska which govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. In particular, there are a number of sensitive environmental issues associated with the Cook Inlet, for example, regarding the Endangered Species Act, Marine Mammal Protection Act, and the Clean Water Act. The regulatory impact to us in this development phase will be onerous and we will have ongoing compliance obligations, however, we do not anticipate this will cause us problems.

However, before any development work can be started, we are obliged to submit a plan of operation to the mining department of the State of Alaska. We are in the process of pre-applying for this at the moment. The reason for submitting the plan of operation is because we will be carrying out development work in the three miles radius off the Alaskan coast, which are Alaskan state waters. If our development program takes the operation further off shore, we will be in federal waters and subject to further regulations and different agencies. It is impossible to tell at this stage whether our development program will take us into federal waters. It can take anything between 18 months and three years for the plan of operation to be approved by the State of Alaska. During this time we can continue to explore and do sampling work but we are unable to mine.

Intellectual Property

We have not filed for any protection of our trademark. We own the copyright in our website www.hemiscorporation.com.

Research and Development

Apart from exploration expenses incurred, we have not spent any amounts on research and development activities since our inception. Our planned expenditures on our exploration programs are summarized under the section of this annual report entitled “Description of Properties.”

Employees and Consultants

As of March 31, 2007, our Chief Executive Officer our Chief Financial Officer work as full time consultants, each contributing approximately 40% of their time to Hemis. We have four administrative assistants in our Swiss office and we employ two geologists on a part time basis. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, business and financial consulting and legal services.

On May 15, 2005 we entered into a consulting agreement with Charles Reed, whereby Mr. Reed agreed to act as our Chief Geologist from May 15, 2005 until the agreement is terminated on 14 days notice by either party. As remuneration we agreed to issue Mr. Reed 100,000 common shares as compensation to December 31, 2006 and after that 50,000 common shares per year, payable on a pro rated basis at the end of each of our fiscal quarters.

On May 22, 2005 we entered into a consulting agreement with Craig Schneider wherein Mr. Schneider agreed to act as an advisory board member, to provide us with consulting services, to assist us in finding mining properties, assist us with geological matters and introduce our management to persons and businesses involved in mining in Mexico. As compensation we issued Mr. Schneider a one time payment of 50,000 common shares. The agreement terminates on May 21, 2007, or on 14 days notice by either party.

On May 22, 2005 we entered into a consulting agreement with Chris Bogart wherein Mr. Bogart agreed to act as an advisory board member, to provide us with consulting services to assist us in finding mining properties, assist us with geological matters and introduce our management to persons and businesses involved in mining in Mexico. As compensation we issued Mr. Schneider a one time payment of 50,000 common shares. The agreement terminates on May 21, 2007 or on 14 days notice by either party.

On November 9, 2005, we entered into a consulting agreement with Hudson Capital Corporation whereby Hudson Capital agreed to assist us in creating our website, producing marketing material, presenting exchange listing efforts, providing business consulting and strategic planning advice and increasing our profile within the brokerage community. The agreement commenced on December 1, 2005 and expired on March 31, 2006. Pursuant to the agreement, we paid Hudson Capital $5,000 per month in consulting fees, plus 100,000 common shares. On May 1, 2006 we signed an agreement to extend the consulting agreement to December 31, 2007, and agreed to pay Hudson Capital up to 900,000 common shares upon the occurrence of various corporate milestones and objectives. On November 9, 2006, we amended the agreement to allow Hemis sole discretion in awarding bonus shares to Hudson Capital and we issued 900,000 shares on November 14, 2006 as a bonus to Hudson Capital. The bonus was awarded in part as compensation to Hudson Capital to agree to remove the specific targets and entitlements to stock bonuses based on corporate milestones as set out in the original agreement and also to compensate Hudson Capital for certain services it provided in October and November 2006, including introduction to German newsletter writers, research analysts and corporate communications consultants.

On January 5, 2006 we entered into a consulting agreement with Douglas Oliver whereby he agreed to provide geologist consulting services and also to act as a Director on our Board of Directors. This agreement has been superseded by an agreement dated January 1, 2007 pursuant to which Dr. Oliver was appointed as Vice-President Operations and Geologist for the

Company and receives fixed remuneration at the rate of US$10,000 per month commencing January 1, 2007.

On August 20, 2006 we entered into a Director Agreement with Richard Hamelin, whereby he agreed to act as a Director on our Board of Directors. Under the agreement, Mr. Hamelin is to receive no compensation but he is reimbursed for all expenses reasonably incurred in the proper performance of his obligations as a Director.

On August 25, 2006 we entered into a consulting agreement with Michael Forster whereby Mr. Forster agreed to assist us in introducing us to his contacts at Safeport Gold Fund in Liechtenstein with a view to Safeport potentially investing in us, introduce us to accredited investors in Switzerland and Europe, organize at least three presentations for potential investors in us, assist our CEO in identifying strategic alliances in Europe for us, and introduce us to market participants, investment professionals and financial institutions in Switzerland and Europe. In consideration for the provision of such consulting services, we paid Mr. Forster a flat fee of $755,000 which was payable by the issuance of 1,000,000 shares of our common stock, each share with a deemed price of $0.75. The agreement terminated on December 31, 2006.

On September 1, 2006 we entered into an advisory board agreement with George Eliopulos, a geologist, whereby Mr. Eliopulos agrees to act as an advisory board member, to provide us with consulting services, to assist us in finding mining properties, assist us with geological matters and introduce our management to persons and businesses involved in mining around the world and specifically in the USA. As compensation we issued Mr. Eliopulos a payment of 20,000 common shares of Hemis, and have agreed to issue Mr. Eliopulos another 20,000 common shares of Hemis on September 1, 2007. In addition, Mr. Eliopulos receives a daily rate of $500 for geological consulting services. The agreement terminates on September 1, 2008, or on 14 days notice by either party.

On September 15, 2006 we entered into a consulting agreement with Sedona AG, whereby Sedona AG agreed to assist us in raising capital in Switzerland, use its legal status to promote the sale of shares in Switzerland, and provide due diligence services to us to ensure that any potential investment in us complies with all laws and regulations of Switzerland, including money laundering provisions. In consideration for the provision of such consulting services, we paid Sedona AG a flat fee of $375,000 which was payable by the issuance of 500,000 shares of our common stock, each share with a deemed price of $0.75. The agreement terminates on September 30, 2007.

On October 1, 2006 we entered into an advisory board agreement with Casey Danielson, a geologist, whereby Mr. Danielson agreed to act as an advisory board member, to provide us with consulting services, to assist us in finding mining properties, assist us with geological matters and introduce our management to persons and businesses involved in mining around the world. As compensation we agreed to issue Mr. Danielson a one time payment of 20,000 common shares by March 1, 2007. The agreement terminates on October 1, 2008, or on 14 days notice by either party. As of December 31, 2006 the shares had not yet been issued.

Conflicts

Dr. Meier, Mr. Weiss, and Dr. Oliver also serve as directors and officers for Tecton Corporation, Aurum Corporation, Stratos Gold Corporation, Allegra Corporation, and Sirius Corporation. These are all private companies which were formerly subsidiaries of Hemis, before being spun off as independent companies in 2006 and 2007. On April 2, 2007, Tecton submitted a registration statement on Form SB-2 registering 33,408,000 common shares with the SEC. The SB2 has not yet been declared effective by the SEC, however, once it is Tecton will be obliged to file annual and quarterly reports with the SEC.

Whilst all these companies are mining companies, they all have a different geographical focus and explore for different types of minerals. In this way we do not envisage any conflicts of interest arising between us and Tecton, Aurum, Stratos, Allegra and Sirius. We do not have any formal agreements with any of these companies with respect to conflicts of interests, nor do we have we have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our directors.

In the unlikely event that a conflict of interest were to arise, for example, if a mineral concession becomes available which would be equally suitable for us, as well as Tecton, Aurum, Stratos, Allegra, or Sirius to explore, then our directors would have to decide which company has the most available funds, and therefore would be better placed to carry out an exploration program of the new mineral concession.

Item 2. Description of Property.

Our principal executive offices are located at Bettlistrasse 35, 8600 Dübendorf, Switzerland. This office contains two rental suites and we pay a monthly rent of approximately $800. We also have an office address at 5348 Vegas Drive, #226, Las Vegas, NV 89108. We pay $130 annually for mail forwarding at this address. Our telephone number is (702) 387 2382.

Our mineral properties are described below.

Santa Rita Property

1. Location and Access

The Santa Rita Property is located in the Sierra Madre Oriental in Zacatecas, Mexico. The net area is 22,982 hectares (230 square km). The nearest commercial airport is in the city of Calera de Víctor Rosales. All-season vehicle access to the property is excellent. Access on the concession is via dirt roads. Maps showing the location and access to the Santa Rita Property are presented below.

2. Ownership Interest

The Santa Rita claim is comprised of mineral concessions that were issued by the Direccion General de Minas to Corex Global Sociedad de Responsabilidad Limitada de C. V. a Mexican subsidiary controlled 100% by Corex Gold Corp., a publicly traded Canadian company junior listed on the TSX Venture Exchange (TSX:V:CGE). The mineral concession gives Corex Gold the right to exploit, mine and produce all minerals lying beneath the surface of the Santa Rita property.

On December 20, 2005, we entered into a "Memo of Understanding" which granted us the right to proceed with an exploration program on the Santa Rita property. On June 19, 2006, we entered into a final option agreement (the “2006 Option Agreement”) which replaced the Memo of Understanding and which gave us the right to acquire a 49% interest in the Santa Rita property upon incurring certain exploration expenses.

However, on January 29, 2007, we entered into a letter agreement (the “2007 Option Agreement”) with Corex Gold Corp. The 2007 Option Agreement replaces the 2006 Option Agreement. The principal differences between the 2006 Option Agreement and the 2007 Option Agreement are as follows (and described further below):

•	Our interest in the Santa Rita Property is changed to a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property, as opposed to a 49% interest in the Santa Rita Property itself;

•

We will now be making cash payments to Corex Gold, whereas previously, under the 2006 Option Agreement, we were incurring exploration expenses (as of December 31, 2006, we had incurred $53,696 of exploration expenditures pursuant to the 2006 Option Agreement); and

•	Corex Gold and ourselves will no longer be working towards a joint venture arrangement.

On January 31, 2007 Corex Gold Corporation and its subsidiary, Corex Global S. de R.L. de C.V., signed an Earn-In Agreement with Goldcorp Inc. through its Mexican subsidiary Glamis Exploracion S.A. de C.V. (“Glamis”). Under the terms of the Earn-In Agreement, Glamis has the right to earn up to an 80% interest in Corex’s Santa Rita and Zuloaga concessions in the states of Zacatecas and Coahuila.

The material terms of the Earn-In Agreement are as follows:

•
Corex grants to Glamis the right to earn in and acquire an 80% interest in certain mining concessions located in the Melchor Ocampo Project in the states of Zacatecas and Coahuila, Mexico (the “Property”). Upon Glamis earning the interest, the parties will explore and develop the Property and pursue the development of a mine for the commercial production of gold and other metals.

•
In consideration of Corex granting these rights to Glamis, Glamis must a) pay to Corex Gold $150,000 in three installments which shall be earn-in payments, and b) incur a minimum of $250,000 expenditures annually for five years, and a total of not less than $4,000,000 of expenditures over a five year period. Upon payment of the all the earn-in payments, Glamis shall be deemed to have exercised its rights under the agreement and have acquired an 80% undivided interest in the Property.

•	Upon Glamis successfully earning the interest in the Property, the parties will enter into negotiations to settle the terms of a joint venture agreement with respect to the Property.

•	Glamis may terminate the Earn-In Agreement upon 60 days written notice to Corex provided that Glamis

	o	incurs a minimum of $250,00 of expenditure in that year, or pays the shortfall to Corex,
	o	pays Corex the unpaid balance of the amounts of its earn-in payments,
	o	conveys any properties acquired within the Property claim block to Corex,
	o	gives Corex a 60 day right of refusal over any properties acquired by Glamis within the Property claim block,
	o	for the duration of the 60 day notice period, continues to make further payments to maintain the Property in good standing.

Upon termination, Glamis shall no longer have any rights to earn any interest in the Property.

The material terms of the 2007 Option Agreement are as follows:

Our Interest in the Santa Rita Property: We have agreed with Corex Gold that we should still retain rights to acquire an interest in the Santa Rita Property, regardless of the Earn-In Agreement that Corex Gold has signed with Goldcorp Inc. Accordingly, we have agreed with Corex Gold that we shall acquire the option to acquire a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property from time to time.

Our option shall include the right to earn in to any property that is subject to the terms of the Earn-In Agreement and lies within the area that is five kilometers beyond the northern, eastern and southern boundaries of the Santa Rita Property, but no further west than the boundary of the Santa Rita Property.

Property Payment Schedule: In order for us to exercise our option and acquire a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property, we must make the following payments of money and shares to Corex Gold:

Due Date	Monies	Shares	Comments
January 31, 2007	$200,000	25,000	Paid
July 31, 2007	$200,000	75,000
January 31, 2008	$200,000	50,000
July 31, 2008	$200,000	50,000
January.31, 2009	$200,000
Total	$1,000,000	200,000

We may make any or all such payments before their respective due dates and upon completion of all such payments, we will have exercised the option to acquire a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property.

Termination: We may terminate the 2007 Option Agreement at any time upon delivering a notice of termination to Corex Gold.

3. History of Operations

Historically, this area has been mined by small miners and prospectors. All prior production in this area has been mainly grass-roots, small family operations. No drilling has ever taken place on the property. Our exploration of this area will be the first commercial operation.

4. Present Condition of the Property and Current State of Exploration

The Santa Rita Property is in the early stage of exploration and presently contains no known gold or silver resources.

Extensive mapping and sampling were carried out during the first quarter of 2006 on the Santa Rita Property. This principally consisted of re-examination of areas with small mines and prospects, in order to:

  Look for associated bulk-mineable, disseminated deposits not economic for the historic small miners; and
  Better understand the styles and controls of mineralization in the area to prospect for blind deposits, covered by alluvium/colluvium or unmineralized strata.

Some regional sampling has also been done to examine geophysical anomalies and major structures to see if they are related to mineralization. This work included analyses for 373 samples, and geologic mapping in extensive areas of the property, including most of the known mineralized occurrences on the property.

As at January 29, 2007 when we signed the 2007 Option Agreement with Corex Gold, our interest in the Santa Rita project changed from a 49% interest in the property itself, to a 49% interest in whatever interest Corex Gold has in the property. Therefore we will no longer be carrying out exploration of the property and will not incur any more exploration expenses. Instead, we will need to make six payments to Corex Gold as detailed above in order to exercise the option.

5. Geology

The Santa Rita concession contains 22,982 hectares (230 sq. km) in the Sierra Madre Oriental of Zacatecas State. The rocks in this portion of Mexico are comprised of carbonate rocks intruded by plutons responsible for carbonate-hosted mantos, breccia pipes, and polymetallic skarns. Examples in this district include; the polymetallic deposit of La Naranjera, Noche Buena, Terminal, Bonanza and Penasquito as well as the nearby Concepcion del Oro district.

El Tigre Property, Porvenir Property and La Centela Property

1. Location and Access

The El Tigre property, the Porvenir property and the La Centela property are located very close to each other, in western Mexico in the south-eastern Sonora in the mountains. The nearest river is Sahuaripa River. The La Centela Property is divided into six concessions which are surrounding the El Tigre and Porvenir Property.

A diagram of the El Tigre, Porvenir and La Centela properties is presented below:

The area where the El Tigre, Porvenir and La Centela properties are located is 1600 meters above sea level and is located on a hill. They are approximately 250 km east of Hermosillo, the capital of Sonora. The properties are accessible by paved road from Hermosillo to within about 15 km of the properties. A well maintained dirt road comprises the next 8 km with a four-wheel drive trail providing the final 7 km of access to the properties. We have re-constructed and improved this four-wheel drive trail and several other vehicular trails that lead to some of the abandoned mine workings. Valle de Tacupero is the nearest village to the property and is located on the paved road. The closest available lodging is in the village of Bamori, which is 10 km to the north of Valle de Tacupero. Fuel and services are available in Sahuaripa, which is another 20 km north of Bamori.

Maps showing the location and access to the El Tigre Property and the Porvenir Property are presented below.

2. Ownership Interest

El Tigre and Porvenir

The El Tigre claim property has an area of 30 hectares and the Porvenir claim property has an area of 83 hectares. The La Centela claim property consists of six concessions with a total area of 572 hectares.

On December 31, 2005, our wholly owned subsidiary, Hemis Gold S.A. do C.V., entered into an option agreement with Jose Quiros Soto, Loreto Careaga Galaz, Viuda de Rascon and Rosa Maria Burgos Robles to acquire a 67.5% interest in the El Tigre and Porvenir properties. If we incur $200,000 in exploration expenditures within 548 days (18 months) from the date of the agreement, January 23, 2006, we will acquire a 67.5% interest in the El Tigre concession and the Porvenir concession mineral claims.

The property owner Federico Valenzuela controls surface rights to the El Tigre and Porvenir properties. We have negotiated an agreement with the property owner that allows us access during exploration and mining.

As of December 31, 2006, we had incurred $140,227 of exploration expenditures pursuant to the option agreement. We are actively pursuing additional mineral concessions within this project area.

La Centela

On September 12, 2006 we entered into a binding letter of intent agreement with Electrum Capital, Inc. and Snra. Maria de Los Angeles Valverde Guzman (the "Optionors") whereby we obtained options to acquire up to 75% of the La Centela mineral claims. The La Centela mineral claims are located to the North, North East and West of the Porvenir claim. On October 5, 2006 the parties entered into an addendum to change the commencement date of the agreement to October 6, 2006. The agreement required that $25,000 be paid on the commencement date and that 25,000 common shares be issued within 10 days of the commencement date. We have already paid the $25,000 and issued the 25,000 shares. The agreement contemplates that a long form agreement will be entered into between the parties, although there is no deadline for entering into such an agreement,

The La Centela option agreement consists of two parts; an option to acquire the first 70% of the mining rights and an option for a further 5% of the mining rights. To acquire the first 70% of the mining rights we must pay $500,000 and issue 500,000 of our common shares to the mineral rights owner, spend at least $2,000,000 in exploration expenses and make a final share payment of 1 share for every ounce of gold we identify, if we identify any gold, to a maximum of 10,000,000 shares. If we exercise our option to acquire the first 70% of the mineral rights, we may then acquire a further 5% of the total claim by making a cash payment of $1,000,000.

To exercise the first 70% of the mining rights, we must deliver the following stock and payments to the mining concession owners, and we are required to make the following minimum exploration expenditures within the periods described:

Period	Share to be Issued	Cash Payments	Exploration Expenditures
Already Paid & Issued (due October 14, 2006)	25,000 common shares	$25,000	$Nil
October 6, 2006 – October 5, 2007	50,000 common shares	$50,000	$200,000
October 6, 2007 – October 5, 2008	75,000 common shares	$75,000	$200,000
October 6, 2008 – October 5, 2009	100,000 common shares	$100,000	$200,000
October 6, 2009 – October 5, 2010	250,000 common shares	$250,000	$1,400,000

Further, if, at the time we have completed all of the payments, issuances and expenditures as described in the table above, we have identified a gold deposit, then we must issue one common shares for every once of gold we estimate that we have identified, up to a maximum of 10,000,000 shares.

If we exercise our option and acquire a majority interest in the La Centela mining concession, and if we decide to proceed with mining the property, the Optionors shall be required to contribute to expenses of the mining, in proportion to their ownership interest. A failure to contribute proportionately to the expenses will result in conversion of the Optionors' interest to a 3% net smelter return. The 3% net smelter return would entitle the Optionors to 3% of revenues we receive from sales of minerals we have mined in the property.

3. History of Operations

The El Tigre, Porvenir and La Centela properties were mined by Spanish and Mexican miners before the Mexican Revolution which took place from 1910 to 1930. These areas have been mined for several hundred years. In the El Tigre Property there are several large pits which range in size up to approximately 15 meters wide, 25 meters long and at least 20 meters deep. They appear to have been previously mined by hand. There are no records indicating the amount of gold produced from these workings. The area has never been processed with professional machines.

4. Present Condition of the Property and Current State of Exploration

El Tigre Property

We have recently finalized the initial exploration phase on the El Tigre concession. The initial exploration work has yielded positive indications.

Over 173 samples were collected in sections of the concession that are far from any of the known prospect pits and analyzed by ALS Chemex in Hermosillo, Mexico. We conducted the sampling to identify areas of precious metal mineralization both on and off the claim block. Most of the samples had detectable gold in the geochemically anomalous range.

As a result of this sampling, five main target areas have been identified on the property; two areas around the El Tigre monument; one area with breccia evident at surface, situated east of El Tigre with a few historic pits; and two large historic workings on the same breccia zone which were discovered at a distance of 500m along the Eastern High Ridge, which is a section further east than El Tigre East and along the roadway near the our La Centela claim

We have one geologic report on the El Tigre Property that was written by Doug Oliver, Ph. D., our Vice President Operations and geologist who is also a Director on our Board. The report was prepared in May 2006 and reviews the potential for mineral deposits in the El Tigre Property.

In his discussion of the results of the rock samples from El Tigre, Dr Oliver states that because of the highly oxidized state of the rocks at El Tigre, any bulk-tonnage gold deposit discovered there would be an excellent candidate for low cost heap leach extraction methods.

The heap leach process is a process of extracting gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold, which is then recovered in metallurgical processes. Some governmental bodies, including the State of Montana, have banned the use of this method because of environmental concerns. Neither Mexico, nor the State of Sonora in Mexico have banned the use of this method and our management is not aware that any government body in Mexico is considering banning this method.

The chief environmental consequence of the heap leach process is the accidental release of cyanide from the site. This can happen either as a result of a tailings dam failure or during overflow of the pregnant solution pond during intense rainfall. According to our geologist, Dr. Oliver, Hemis can prevent both of these situations by designing the processing facility to prevent the possibility of either of these happening in even worst-case scenarios. The tailings pond should be professionally designed and constructed with quality assurance personnel monitoring the process at all stages. The pregnant pond should be designed to retain the water from a 100-year flood. In professionally designed and operated mines there should not be a significant risk of accidental release of cyanide. The costs of building and operating a professionally designed mine is an integral part of mine construction and we do not anticipate it would add any unusual or significant expense to our cost of operations, should we decide to use the heap leach process on a gold deposit if we find one.

Porvenir Property

As of March 31, 2007, the only work that has been done on the Porvenir Property is some geochemical sampling. The owner of the property, Jose Quiroz, has promised to come out to the property and show us where he thinks the higher grade breccias are.

La Centela Property

We have conducted some preliminary sampling and mapping on the La Centela property, and have constructed two drill pads, one on a gold-bearing breccia zone and a second to test the deep molybdenum target. We are also constructing an exploration camp near the ranch house for the drill crew and geologists.

Our plan of exploration for the joint El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims) is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Commence core drilling

We plan to commence core drilling at the end of April 2007 using Cabo Drilling. Initial drilling will be on three of the five known gold- bearing breccia zones. We are planning on eight holes averaging 200 meters each. Estimated time of completion is two months. Projected cost for this phase is $240,000.

Test Hole

Drilling will then shift to an initial deep hole on the El Aliso Moly target. This will be a single test hole of approximately 1,000 meters. This hole will give us time to get assays and evaluate the initial round of drilling at El Tigre. The time to drill this hole is estimated at approximately two months. Projected cost for this phase is $185,000.

Follow up drilling

A round of follow-up drilling will take place to further test and expand results from the first round of drilling at El Tigre. Target selection will be based on either favorable results from the first round, untested breccia zones, and/or target areas found in ongoing sampling and mapping. This second round of drilling is currently scheduled at five holes averaging 250 meters each but may be expanded depending on results from the first round. Estimated time of completion is approximately six weeks. Projected cost for this phase is $180,000.

On-going sampling and mapping

We are also currently engaged in on-going sampling and mapping at El Tigre. The goal is to generate more targets while we are drilling so as to sustain the project. Projected cost for continued exploration is $30,000.

There are several key factors that can delay completion of the exploration program:

  Delays in permit approval for drilling;
  Limited availability of core rigs in Mexico; and
  Lack of funding.

Factors that could cause exploration costs to be greater than anticipated are largely from drilling conditions to include the following:

  Caving ground;
  Lost circulation;
  Artesian water; and
  Stuck drill steel.

All work on the El Tigre, Porvenir and La Centela properties will be conducted on our behalf by contractors who will include Dr. Doug Oliver, our Vice President Operations and geologist and a drilling company. We entered into a consulting agreement with Dr. Oliver on January 1, 2007 pursuant to which Dr. Oliver is paid $10,000 per month plus travel expenses. We have been soliciting bids from various drilling companies and we do not yet have any written commitments from a drilling company to provide us with drilling services. Normal industry rates are expected for core drilling. The program will be supervised by our Vice President Operations, Dr. Oliver.

5. Geology

The El Tigre concession contains 30 hectares (0.3 sq. km) and the Porvenir property contains 83 hectares (0.83 sq. km). The La Centela property contains 572 hectares (5.72 sq. km). Exposed bedrock comprises about 20% of the El Tigre, Porvenir and La Centela properties and consists of intrusive and extrusive igneous rocks. Contacts between these various lithologies have not been observed thus far, nor have any geologic structures.

The intrusive rocks are primarily granitic in composition. Large intrusive bodies are exposed to the south and west of the project area. These larger bodies are the coarsest grained rocks in the project area and show the least amount of fracturing or alteration. Small intrusive bodes are widespread across the project and are finer in grain size. Some of these bodies appear to be intrusive into the surrounding volcanic rocks.

Ryolite is the most abundant rock type in the project area. It commonly contains small phenocrysts of quartz and/or orthoclase and is very light in color. Breccias consisting of angular clasts surrounded by fine-grained matrix are widespread across the project area. They are most commonly developed in the rhyolite volcanic rocks and may also occur in andesites. Mega-breccias and breccias containing rounded or zoned clasts are in the area. The breccias often occur in linear zones but also cover broad areas.

The rocks on the El Tigre, Porvenir and La Centela properties are comprised of rhyolite, breccias, granite, quartz monzonite and andesite. Surrounding areas show evidence of quartz veins, breccia dikes and breccia zones, which stretch over a large area and extend to the southeast. On the El Tigre, Porvenir and La Centela properties there are lots of pits, burrows and holes, some from which gold appears to have been previously extracted.

Anchor Point Gold Project

1. Location and Access

We have five exploration project locations in Alaska, which are collectively known as The Anchor Point Gold Project. They are located near shore on the west side of the lower Cook Inlet adjacent to and north of Anchor point. The project locations are all located within a 45 square mile area of marine waters with the following boundaries: beginning at the city of Anchorage, Alaska, a line running due west from Anchorage to the western shore of Cook Inlet, and extending south to a line running due west from the village of Seldovia on the east side of Cook Inlet to the western shore of Cook Inlet. The nearest onshore access infrastructure is a boat launch area (Anchor Point Boat Launch) located on the shoreline at the confluence of the Anchor River and Cook Inlet waters. The boat launch is approximately 1.5 miles west of the city of Anchor Point connected by 1.5 miles of paved road. The project locations vary in distance from one mile to eight miles offshore from the Boat launch. Anchor Point is a city of approximately 1800 population and is located 16 miles north of the city of Homer Alaska and 24 miles south of Ninilchik Alaska connected by the Sterling Highway. The Sterling Highway is a two lane paved highway with year-round access to the State-wide highway system. Access to the project sites will be by marine vessel from Anchor Point and Homer. Fuel, services, and lodging are located in Homer and Anchor Point. The nearest hospital and commercial airport is located in Homer.

The maps below show the location of the Anchor Point Gold Project and also the location of offshore prospecting permit applications 153-161 and 194-222 that we are applying for.

222
221
220
219
218
217
217 A
216
214 A
215
214
213 A
213
212 A
212
211
211 A
210
209
208
207
206
205
204
203
202
202 A
200A
201
200
198
199
197
195
196
194
Gulch
Crooked
River
BASE LINE
Ninilchik
Ninilchik
Cape Ninilchik
Deep
Clam
Happy Valley
Stariski
Creek
Ninilchik Dome
Nikolaevak
Anchor Point
Chakok
Fork
Epperson Knob
K E N A I
Bald Mountain
Anchor
Ohlson Mtn
Lookout Mountain
Diamond
Bluff Point
Homer
Kachemak
Millers Landing
B A Y

2. Ownership Interest

On January 8, 2007 we entered into an agreement with Aspen Exploration Corporation pursuant to which Aspen assigned us State of Alaska offshore prospecting permit applications153–161, and 194-222 as shown on the maps above, together with a non-exclusive license of all of Aspen’s right, title and interests to all maps, aeromagnetic surveys and geologic information developed by Aspen in the Cook Inlet, Alaska.

We have not acquired an interest in any physical property in the Cook Inlet, Alaska. The offshore prospecting permit applications have been denied for several years, but if we are successful in reapplying for them, we will have the right to exploit, mine and produce all minerals lying beneath the surface of the permitted area. However, there is a risk that the State of Alaska will never accept these offshore prospecting permit applications in which case this asset will be of little value to us.

Under the terms of the agreement with Aspen, Hemis shall own and operate all such interests within the area of interest (other than oil and gas rights and interests), either acquired or proposed to be acquired by Aspen or us, during the next 30 years; and Aspen will have a right to receive a 5% gross royalty on all ores, minerals and mineral resources produced from the offshore prospecting permit applications within the above described area of interest.

In order to maintain the rights to the offshore prospecting permit applications together with the non-exclusive license, we have agreed to pay Aspen $50,000 on signing the agreement, and an annual payment of $50,000 thereafter, beginning in September 2007. If we fail to make the payments, we will have been deemed to have withdrawn from the agreement with Aspen and the agreement will be terminated.

Additionally we have granted Aspen a 5% gross royalty in any ores, minerals, and mineral resources produced from the offshore prospecting permit applications, including all offshore prospecting permit applications acquired by us in the area of interest in the Cook Inlet, Alaska during the 30 year term of the agreement. In particular, the 5% royalty on all placer gold produced shall be paid in kind. Royalty for minerals other than placer gold shall be 5% of the gross revenue received by or on behalf of us from the sale or other dispositions of the ores, minerals, and mineral resources.

3. History of Operations / Plan of Operations

Other than sporadic small-scale beach mining over the last century, there has been no mining in Cook Inlet.

As at March 30, 2007, none of the offshore prospecting permit applications have been approved. Until approval is obtained, we are involved in determining where the sampling program is to take place. We anticipate that if we are successful in obtaining the permits, the initial sampling program will start in May 2007 and last 30 days.

We will persist in obtaining approval of the offshore prospecting permits and if we are successful, we have agreed the following plan of operation, which we shall use as our basis for exploration, development and mining of all ores, minerals, and mineral resources in the area:

  In the first year, we will acquire additional aeromagnetic data in the area of interest in the Cook Inlet, Alaska, and apply for additional state of Alaska offshore prospecting permits or federal offshore exploration and mining rights.

  In the second and subsequent years, we will obtain permits and conduct exploration of the area.

  Once feasibility is demonstrated, we will acquire the equipment needed to economically produce any identified deposits.

  Thereafter, we will pursue the commencement of commercial production of any mining deposits that have a market value.

4. Present Condition of the Property and Current State of Exploration

Cook Inlet is famous for its extremely high tides (the second highest in the world after the Bay of Fundy). It is proposed that the back and forth tidal action has served to concentrate heavy minerals along the beach including gold. Unspecified quantities of gold have been found along the active beach in several places along Cook Inlet, particularly along the eastern shoreline. The gold occurs with another heavy mineral called magnetite which is a magnetic iron oxide. Aeromag surveys show pronounced magnetic anomalies along the active beach as would be expected due to the magnetite sand. However, there are other off-shore magnetic anomalies that parallel the beach. These are interpreted to represent ancestral beaches during low stands of sea-level during the ice age. These off-shore aeromag anomalies are the targets of the current exploration. There has never been any testing to determine if gold is present in the off-shore anomalies.

5. Geology

The surficial geology of the Anchor Point area is roughly divided into two parts by the lower Anchor River. North of the river, Kenai lowland is underlain by undifferentiated till of the pre-late Wisconsin (pre-Naptowne) glaciation and complex glaciolacustrine deposits related to the early (Moosehorn) stade of the late Wisconsin (Naptowne) glaciation. In the vicinity of the settlement of Anchor River, study of the logs of water wells allowed separation of a dominantly glaciolacustrine deposit that is apparently related to the Moosehorn stade of the Naptowne glaciation. This terrain is transected by a complex system of abandoned meltwater channels. Alluvium of fluvial terraces was deposited by modern streams as they incised their channels. Paludal deposits, primarily peat, form broad, generally treeless blankets and channel and basin fills. Undifferentiated colluvium forms aprons and fans on steep river and inlet bluffs; debris-flow deposits and mixed colluvium and alluvium occupy erosion gullies. South of Anchor River, the surficial geology is dominantly till with associated coarse-grained ice-stagnation deposits comprising a kettle-rich moraine built during the Moosehorn stade of the Naptowne glaciation. Most of the kettles are occupied by small lakes or contain organic paludal sediments. A rotational slump scallops the steep, rapidly eroding sea cliff just north of the mouth of Traverse Creek in the southwestern corner of the study area. The beach area along Anchor Point and Laida Spit contain wedge and blanket-shaped deposits of medium to coarse sand with local lags of cobbles deposited by the action of waves and longshore currents.

Wolfe Creek and Covenant Properties 1. Location and Access Wolfe Creek

We have options to acquire two placer claims in British Columbia, Canada; claim 524570 covering 80 acres; and claim 545941 covering 40 acres, and a mineral claim 548020 covering 370 acres as outlined below in bold.

Claim 524570

Note that in Claim 524570, there is an overlapping of a claim staked under the previous mineral titles system, now deemed a “legacy claim” and shown on the east border of the highlighted claim above. It occupies approximately 10% of the available area on this claim. The partially overlying claim has priority over that 10% unless it expires. If it does expire the ground that was previously covered by it will automatically accrue into our claim.

Claim 545941

334063
Scale
1:9,000
397340
522711
329589
92B.042
545941
Malahat-Juan de Fuca

Claim 548020

Lake
N
Scale
1:11,000
334063
548020
92B042
Malahat/Juan de Fuca
W
C r e e k

These claims are located 3km (1.8 miles) north of the town of Sooke, which is 20 minutes west of Victoria, directly adjacent to Leechtown, a historic gold mining town. Access is possible by car to the Sooke potholes provincial park, from where it is necessary to continue on foot for approximately one hour using the Galloping Goose trail which runs parallel to the Sooke River, in a northerly direction for 4km to where the Leech River and Old Wolfe creek join. At this juncture, one can follow the mostly dry creek bed west approximately 900 metres (approximately half a mile) to the claims’ boundaries. Temperate island climate provides year round access. The claims are located at latitude 48°29'26" longitude 123°41'59".

The claims cover 800 metres (approximately half a mile) of available creek frontage and continuous dry creek channel per side. Semi tropical vegetation is moderately dense in places. Gravels from sand to large amounts of much coarser ungraded rocks and boulders are encountered throughout.

Covenant

The Covenant claim consists of placer claim 534244 covering 158.56 acres. The property binds both sides of a heavily pronounced bend on the Jordan River, 28km west of Sooke. It can be accessed by the logging road north of the West Coast Highway or, from the logging road that runs east-west on the south side of Loss Creek. The coordinates of the claims are latitude 48°32'6" and longitude 123°56'43".

A 4 wheel drive vehicle is recommended because the roads are all gravel. There are a couple of options if traveling to these claims by road:

1. From Otter Point Road in Sooke, B.C. which is about 30 km (18 miles) east of Jordan River; and

2. From Forbay Road in Jordan River about 1 km east of the Jordan River bridge.

2. Ownership Interest

On March 13, 2007 we entered into an option agreement with Stacs GmbH whereby we acquired an option to purchase a 100% mining rights to the Wolfe Creek and Covenant mineral concessions, subject to a 3% royalty. In order to exercise this option we must spend $1,000,000 in exploration expenses by March 13, 2010.

In addition to making the above payment, we are required to pay an ongoing royalty of 3% to Stacs GmbH on any minerals recovered.

3. History of Operations/ Plan of Operations

There is a lot of history surrounding gold exploration in the streams on the south west coast of Vancouver Island, especially in those originating from a geological formation known as the Leech River Formation, so named since it is the geological source of placer gold found in the Leech River, which was named after Lieutenant Peter Leech who discovered gold in its upper reaches on July 14th, 1864. The geological survey of Canada and the UBC Lithoprobe project have both confirmed that the deposits within the Leech River formation are due to the melting of the Juan de Fuca subducting plate underneath Vancouver Island, where intrusive materials tend to work their way up to the surface of the island. The rivers and streams in the area have been sporadically worked since the mid 1800’s, and the rivers in the region continue to yield high quality deposits even today (source: http://www.gis.unbc.ca/courses/geog432/projects/2002/milok000/index.htm ).

Over the next 36 months, we plan to spend approximately $1,000,000 on mapping, re-sampling, relocation, geological, geochemical and geophysical surveys, and trenching. Subsequent drilling will require some remediation work. We are still in the early stages of developing our full exploration plan on this property, and we don’t anticipate that we will begin exploration of this property for another six months. We plan on spending approximately $500,000 over the next 12 months in exploration of the Wolfe Creek and Covenant claims.

4. Present Condition of the Property and Current State of Exploration

Wolfe Creek

Limited exploration of the Wolfe Creek property was carried out by using gold panning techniques. The make and model of goldpan used for sampling was a 15” Garret Super Sluice green plastic goldpan which features two 1/2"-deep riffles. This model was selected due to its light carry weight resultant in a quicker recovery time in precious metals versus using heavier metal versions. The green color was chosen based on preference. Coarse gravels were encountered throughout and therefore a great deal of time was spent preparing pans and sifting 25kg dry gravel per pan before washing. A total of three pans were reduced to observe colors. Pans were removed from a large ungraded dry pile on the north creek bed on the inside contour of a 45 degree bend, approx 20m inside the West border of the claim. A large tractor tire was 15 meters west of the hole. In this case, concentrates of each pan were black magnetite sand with the smallest visible particles of gold, known as “colors”. Our prospecting technique consisted of measuring the visible “colors” per pan.

Covenant

We have not yet performed evaluation work on this property, other than verifying access last year. We plan to start exploration work on this property within the next 6 months.

5. Geology

Regional Geology: South-West Vancouver Island, where the claims are located, is principally comprised of Wrangellia to the east and Pacific terrain to the west and southwest divided by Leech River fault thrusts. The Island’s southern shores edge out into Sooke formation sandstone and conglomerate.

Local Geology: Old Wolf Creek flows west (directly) along the Leech River fault which separates jurassic to cretaceous Leech River complex (formation) slates and schists on the north, from tertiary metchosin volcanics on the south. The metasediments strike nearly west and dip steeply northeast. The topography shows the stream to have cut down through the bedrock leaving a series of gravel covered benches. Placer gold, found in the gravel, is believed to have been derived from small, but numerous, gold-bearing quartz stringers hosted by the Leech River rocks.

Glossary of Technical Terms

Term	Definition
Andesite	a fine-grained igneous rock.
Alluvium	soil or sediments deposited by a river or other running water
Bedrock	solid rock present beneath any soil, sediment or other surface cover.
Breccia	a rock formed from fragments of pre-existing rock in which the gravel-sized particles are angular in shape and make up an appreciable volume of the rock.
Breccia pipes	a circular, chimney-like mass of highly fragmented rock resulting from the subsidence of large rock segments into a void created by solution activity in a lower formation.
Clasts	an individual constituent, grain, or fragment of sediment or rock, produced by mechanical or chemical disintegration of a larger rock mass.
Colluvium	rock and soil accumulated at the foot of a slope from gravitational forces
Extrusive	igneous rocks that crystallize at Earth's surface.
Geologic mapping	the process of mapping geologic formations, associated rock characteristics and structural features.
Geophysical	the study of the earth by quantitative physical methods.
Glaciolacustrine	pertaining to, or characterized by, glacial and lacustrine processes or conditions. The term is applied especially to deposits made in lakes.
Granitic	a common, coarse-grained, light-colored, hard igneous rock consisting chiefly of quartz, orthoclase or microcline
Lost circulation	the loss of drilling fluids through open faults, fractures, and/or permeable rock.
Magnetite	is a mineral, from the iron oxide family. It is the most magnetic of all the naturally occurring minerals on earth
Molybdenum	A hard, silvery-white metallic element used to toughen alloy steels and soften tungsten alloy. An essential trace element in plant nutrition, it is used in fertilizers, dyes, enamels, and reagents.
Moraine	is the term used to describe rock that is moved by a glacier as it traverses a continent
Paludal	pertaining to a depositional environment or organisms from a marsh
Phenocryst

a crystal that is significantly larger than the crystals surrounding it. Phenocrysts form during an early phase in the cooling of magma, and are crystals of minerals that crystallize at higher temperatures than the groundmass.

Pluton	an igneous intrusion.
Porphyry	Rock containing relatively large conspicuous crystals, especially feldspar, in a fine-grained igneous matrix.
Quartz Monzonite	a rock enriched in lighter elements formed when molten rock (magma) cools and solidifies.
Quartz Veins

regularly shaped and lengthy occurrences of mineralization, along with pyrrhotite, galena and other minerals. Pyrrhotite is a brownish iron sulfide mineral having weak magnetic properties. Galena is a mineral containing mainly lead sulfide that is blue-gray in color.

Rhyolite	a fine-grained silica-rich igneous rock, the extrusive equivalent of granite.
Riffles	Riffles are the shallower, faster moving sections of a stream.
Strata	layers of sediment or layers of sedimentary rock.
Tailings	are the materials left over after the process of separating the valuable fraction from the worthless fraction of an ore.
Tungsten	A metal commonly used to make the plugs used for connecting metal wires to one another or to the devices in integrated circuits.

Item 3. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve Hemis or any of its properties or subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares are quoted for trading on the NASD OTC Bulletin Board under the symbol “HMSO” and on the Frankfurt Stock Exchange under symbol “XZA”.

Our common shares became eligible for quotation on the OTC Bulletin Board on February 8, 2007.

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
February 8, 2007 – March 31, 2007	$3.50	$0.95

As of March 31, 2007, there were 70,245,886 common shares outstanding, held by approximately 171 shareholders of record.

To date, we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any cash dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

On July 1, 2006 we issued a stock dividend in the amount of $0.0001 per share on the issued and outstanding common shares of Hemis as of July 1, 2006 for which we issued one common share of Aurum Corporation for every $0.001 of dividend declared, which amounted to one share of Aurum for every 10 shares of Hemis. Prior to the stock dividend, Aurum was a wholly owned subsidiary of Hemis. After the stock dividend, Hemis' sole share in Aurum was cancelled, so that Hemis now has no ownership interest in Aurum.

On September 1, 2006 we issued a stock dividend in the amount of $0.00002 per share on the issued and outstanding common shares of Hemis as of September 1, 2006 for which we issued one common share of Stratos Gold Corporation for every $0.0001 of dividend declared, which amounted to one share of Stratos for every 50 shares of Hemis. Prior to the stock dividend, Stratos was a wholly owned subsidiary of Hemis.

Hemis' shares in Stratos were cancelled, so that Hemis now has no ownership interest in Stratos.

On December 1, 2006 we issued a stock dividend in the amount of $0.000001 per share on the issued and outstanding common shares of Hemis as of December 1, 2006 for which we issued one common share of Tecton Corporation for every $0.0001 of dividend declared, which amounted to one share of Tecton for every 100 shares of Hemis. Prior to the stock dividend, Tecton was a wholly owned subsidiary of Hemis, and it was inactive. Hemis' shares in Tecton were cancelled, so that Hemis now has no ownership interest in Tecton.

On January 12, 2007 we issued a stock dividend in the amount of $0.0001 per share on the issued and outstanding common shares of Hemis as of January 12, 2007 for which we issued one common shares of Sirius Corporation for every $0.01 of dividend declared, which amounted to one share of Sirius for every 100 shares of Hemis. Prior to the stock dividend, Sirius was a wholly owned subsidiary of Hemis, and it was inactive. Hemis’ shares in Sirius were cancelled, so that Hemis now has no ownership interest in Sirius.

Also, on January 12, 2007 we issued a stock dividend in the amount of $0.0001 per share on the issued and outstanding common shares of Hemis as of January 12, 2007 for which we issued one common shares of Allegra Corporation for every $0.01 of dividend declared, which amounted to one share of Allegra for every 100 shares of Hemis. Prior to the stock dividend, Allegra was a wholly owned subsidiary of Hemis, and it was inactive. Hemis’ shares in Allegra were cancelled, so that Hemis now has no ownership interest in Allegra.

On January 17, 2007, we issued a stock dividend in the amount of one common share of Hemis for every one common share of Hemis, issued and outstanding as of January 17, 2007. In satisfaction of the stock dividend declaration, we issued 31,675,926 common shares of Hemis to the shareholders, thereby effectively doubling our issued stock.

The issuances of the common shares of Aurum, Stratos, Tecton, Sirius and Allegra were exempt distributions pursuant to Regulation S and Section 4(2) of the Securities Act.

Equity Compensation Plans

As at December 31, 2006 we had no equity compensation plan in place.

Recent Sales of Unregistered Securities

Since our inception on February 9, 2005 until December 31, 2006, we have completed the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB2 which was declared effective by the SEC on January 5, 2007.

  In August 2006, we issued an aggregate of 1,033,730 shares of common stock at $0.75 per share in exchange for net cash proceeds of $700,853 after commission of $74,444.

  In August 2006, we issued an aggregate of 5,000 shares of common stock at $0.75 per share as compensation for a salary bonus of $3,750.00.

  In September 2006, we issued an aggregate of 961,428 shares of common stock in exchange for cash at $0.75 per share for net cash proceeds of $625,050 after commission of $96,021.
  In October 2006, we issued an aggregate 244,000 shares of common stock in exchange for cash at $0.75 per share and 357,420 shares of common stock in exchange for cash at $0.95. We also issued an aggregate 1,500,000 shares of common stock in exchange for consulting services to the following individuals: 1,000,000 shares to Michael Forster for $750,000 of business development consulting services; 500,000 shares to Sedona AG for $375,000 of capital raising consulting services. We also issued an aggregate of 50,000 shares of common stock pursuant to two of our mining options.
  In November 2006, we issued an aggregate of 295,528 shares of common stock for cash at $0.95 per share. We also issued 52,614 shares of common stock for cash at $0.75 in November 2006. The price was low because the subscription agreements had been submitted by the investors in August 2006 at which time we were offering shares to investors at $0.75 per share. However, due to an administrative delay in processing the subscription agreements, the shares were not issued until November by which time the price per share had risen to $0.95. We also issued an aggregate of 1,310,180 shares of common stock in exchange for consulting services to the following individuals: 2,130 shares to Rene Gahlinger for $1,597.50 of consulting services; 900,000 shares to Hudson Capital for $855,000 of business development consulting services; and 8,050 shares to Michael Forster for $7,647.50 of business development consulting services; and 400,000 shares of common stock in exchange for marketing consulting for $380,000 to an individual.
  In December 2006, we issued an aggregate of 549,150 shares of common stock for cash at $1.20 per share. We issued 15,789 shares of common stock for cash at $0.95 per share. We also issued an aggregate of 3,429 shares of common stock to Rene Gahlinger in exchange for $4,111 of consulting services.

Shares issued to U.S. residents Harvey Roseff, Doug Oliver and Charles Reed were exempt from registration pursuant to Rule 4(2) of the Securities Act. All of the other issuances described above were exempt from registration under Regulation S of the Securities Act. Where the purchasers of the shares in the issuances described above are not named, they are all non U.S. residents, unless otherwise noted.

We did not employ an underwriter in connection with the issuance of the securities described above.

Purchases of Equity Securities

In May 2006 we sent a non-binding letter of inquiries to our shareholders to find out if they would be interested in participating in a possible buy back program. 32 shareholders indicated that they would be interested. On October 1, 2006 we made formal offers to the 32 shareholders (31 written and 1 verbal offers). On February 13, 2007, the buy back agreements were executed and the Company purchased shares back from the 32 shareholders pursuant to the buy back offer made on October 1, 2006.

The material terms of the buy back offer were that we agreed to grant the 32 shareholders an option to put an aggregate of 2,311,346 shares of common stock to our Company, when we became eligible for trading on the OTC Bulletin Board, for a total price of $1,503,382.

Small Business Issuer Purchases of Equity Securities

Period	Total Numbers of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1– 31, 2006	2,261,346	$0.63	2,261,346	Nil
November 1–30, 2006	50,000	$0.63	50,000	Nil
December 1- 31, 2006	Nil	Nil	Nil	Nil
January 1- 31, 2007	Nil	Nil	Nil	Nil
Total	2,311,346		2,311,346

Additionally, on January 15, 2007 we agreed to return $47,500 of proceeds to Benny Gasser for 50,000 shares he purchased in December 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation.

We are a start-up stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only source for cash at this time is investments by others in our company. We must raise cash to implement our plan of operation.

Our plan of operations for the next twelve months beginning January 1, 2007 is to continue with the exploration of our Mexican and Canadian mineral properties, and to continue in our efforts to obtain approval of the offshore prospecting permits that relate to the Anchor Point Gold Project. Our planned geological exploration programs are described in detail in Item 2 above entitled Description of Properties.

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the joint El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims)	$ 620,000
Payment towards acquisition of La Centela mining rights	$ 250,000
Payment towards acquisition of rights in respect of the Cook Inlet Permit Applications	$ 50,000
Exploration of the Anchor Point Gold Project, Alaska	$ 1,000,000
Payment towards acquisition of El Tigre and Porvenir mining rights	$ 200,000
Payment towards acquisition of Wolfe Creek and Covenant mining rights	$ 333,000
Exploration of the Wolfe Creek and Covenant mining rights	$ 500,000
Obtaining interests in other mining rights	$ 2,000,000
General and Administrative Expenses	$ 4,000,000
Total	$ 9,353,000

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash and cash equivalents in the amount of $2,438,331 and a working capital of $1,818,252 as of December 31, 2006. Based on our planned expenditures, as of January 1, 2007 we require a minimum of approximately $7,600,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this annual report for the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

Our exploration plans will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, and the price of gold and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Results of Operations

Our results of operations are presented below:

		Period from February 9,
	Twelve Months Ended	2005(inception) to
	December 31, 2006	December 31, 2005
Costs and Expenses:
General and Administrative	$6,638,181	$1,235,811

Depreciation	20,219	1,392

Total Operating Expense	6,658,400	1,237,203

Loss on put agreement	120,316	-

Loss from continuing operations	(6,778,716)	(1,237,203)

Loss on discontinued operations	(50,023)	-

Net Loss	$(6,828,739)	$(1,237,203)

Loss per common share (basic and
assuming dilution)	$(0.47)	$(0.16)

Weighted average common shares
for computation	14,455,265	7,891,803

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

During the period from February 9, 2005 to December 31, 2005, our general and administrative expenses primarily included the following: filing fees, bank charges and interest of $2,000, professional fees of $72,000, $52.000 for office and telephone, $285,000 in management and consulting fees, $733,333 of stock option compensation, $62,000 for rent, $7,000 for marketing and $23,000 for exploration and mineral property expenses.

During the period from January 1, 2006 to December 31, 2006, our general and administrative expenses primarily included the following: accounting and legal fees of $334,000, other consulting and management fees of $3,198,000, investor relations fees of $315,000, $457,000 in marketing expenses, $229,000 in office expenses, and $1,100,000 in stock based compensation.

The $5,402,370 increase in expenses from December 31, 2005 is primarily due to the increased business activity of the Company in the last fiscal year and an associated increase in professional fees including accounting, legal and other consulting fees.

On May 1, 2005 we issued options to acquire 5,000,000 shares at $0.001 per share to Bruno Weiss, our Chief Financial Officer and options to acquire 5,000,000 shares at $0.001 per share to Norman Meier, our President and Chief Executive Officer. On January 13, 2007 both Dr. Meier and Mr. Weiss exercised their options in full. The options, valued at $5,500,000, were intended as compensation for five years of service, and we do not intend to issue more options to Dr. Meier and Mr. Weiss until May 2010.

On March 21, 2006 we issued options to acquire 50,000 shares at $1.00 to Doug Oliver, our Vice President Operations and Chief Geologist. The options shall expire on the date Dr. Oliver ceases to serve on the Board of Directors of the Company.

Liquidity and Capital Resources

On December 31, 2006 we had cash or cash equivalents of $2,438,331 compared to $327,049 at December 31, 2005. We had working capital of $1,818,252 as of December 31, 2006, compared to $280,173 as of December 31, 2005.

In order for us to exercise our option and acquire a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property, we must make the following payments of money and shares to Corex Gold:

Due Date	Monies	Shares
January 31, 2007	$200,000	25,000 (Paid in October, 2006)
July 31, 2007	$200,000	75,000
January 31, 2008	$200,000	50,000
July 31, 2008	$200,000	50,000
January.31, 2009	$200,000
Total	$1,000,000	200,000

To exercise our option to acquire a 67.5% interest in the El Tigre and Porvenir properties, we were required to pay at least $15,000 by January 30, 2006, which we did, and we must spend at least another $200,000 prior to July 2, 2007.

To exercise our option to acquire the first 70% of the La Centela mineral claim, we must spend at least $550,000 and issue 125,000 common shares by October 5, 2008, and a further $1,950,000 and 350,000 common shares by October 5, 2010, within the following time periods and as follows:

Period	Share to be Issued	Cash Payments	Exploration Expenditures
Already Paid & Issued (due October 14, 2006)	25,000 common shares (valued at $0.95 per share)	$25,000	$Nil
October 6, 2006 – October 5, 2007	50,000 common shares	$50,000	$200,000
October 6, 2007– October 5, 2008	75,000 common shares	$75,000	$200,000
October 6, 2008 – October 5, 2009	100,000 common shares	$100,000	$200,000
October 6, 2009 – October 5, 2010	250,000 common shares	$250,000	$1,400,000

If we do not make the specified annual expenditures, we will forfeit our rights to exercise the options.

In order for us to continue to be entitled to the offshore prospecting permit applications and licenses relating to the Anchor Point Gold Project, we have agreed to pay Aspen $50,000 on signing the agreement, and an annual payment of $50,000 thereafter, beginning in September, 2007. We have also granted Aspen a 5% gross royalty in any ores, minerals, and mineral resources produced from the offshore prospecting permit applications, including all offshore prospecting permit applications acquired by us in the area of interest in the Cook Inlet, Alaska. In particular, the 5% royalty on all placer gold produced shall be paid in kind. Royalty for minerals other than placer gold shall be 5% of the gross revenue received by or on behalf of us from the sale or other dispositions of the ores, minerals, and mineral resources. If we fail to make these payments, we will forfeit our rights to the Anchor Point Gold Project.

In order for us to continue to be entitled to the mineral rights relating to the Wolfe Creek and Covenant properties we must spend approximately $333,000 in exploration expenses in the next 12 months in addition to 5% royalty payments.

Plan of Operations

As of December 31, 2006, we had $2,438,331 in our bank account, together with cash in trust of $23,468. This is an increase of $2,089,750 from December 31, 2005. Our cash balance increased as a result of capital that we raised, combined with less expenses paid. During the year ended December 31, 2006, we raised $4,695,368 in capital through private placements.

We expect to require approximately an additional $7,600,000 in financing to continue our planned operations for the next year (from January 1, 2007).

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral concessions, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As of March 31, 2007, our Chief Executive Officer our Chief Financial Officer work as full time consultants, each contributing approximately 40% of their time to Hemis. We have four administrative assistants in our Swiss office and we employ two geologists on a part time basis. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, business and financial consulting and legal services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2006 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

We are currently offering common shares for sale through an offering pursuant to Regulation S of the Securities Act to non US persons. On April 4, 2007 our shares were quoted on the OTB Bulletin Board at $1.43 per share.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note A of the notes to our historical consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Mineral Properties and Exploration Costs

Mineral property interests are composed of mineral properties owned by us and rights to ownership of mineral properties which we can earn through cash or share payments, incurring exploration expenditures and combinations thereof. We account for our mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred, and all property sales and option proceeds received are credited to operations. When the existence of a mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on a property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property. Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations.

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plans were within statutory limits, no compensation expense was recognized by us for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 7. Financial Statements.

Our audited financial statements as of December 31, 2006 follow, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

HEMIS CORPORATION
(An exploration stage company)

HEMIS CORPORATION.
(An exploration stage company)

Index to Financial Statements

PAGE

Report of Independent Registered Certified Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Losses and Comprehensive Losses for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) to December 31, 2005, and for the period from February 9, 2005 (date of inception) to December 31, 2006	F-5

Consolidated Statements of Stockholders’ Equity for the period from February 9, 2005 (date of inception) to December 31, 2006	F-6 ~ F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) to December 31, 2005, and for the period from February 9, 2005 (date of inception) to December 31, 2006	F-8

Notes to Consolidated Financial Statements	F-9 ~ F-31

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Hemis Corporation.
Las Vegas, NV

We have audited the consolidated balance sheets of Hemis Corporation and its wholly-owned subsidiaries (the “Company”), an exploration stage company, as of December 31, 2006 and December 31,2005, and the related consolidated statements of losses and comprehensive losses, stockholders’ equity, and cash flows for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) to December 31, 2005, and for the period from February 9, 2005 (date of inception) to December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) to December 31, 2005, and for the period from February 9, 2005 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K, the Company has not established a source of revenue and has suffered substantial losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note K. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
   Certified Public Accountants

McLean, Virginia
March 30, 2007

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,438,331	$327,049
Cash held in trust (Note A)	23,468	45,000
Advances to related party ( Note J)	95,000	-
Prepaid expenses and other current assets	179,847	9,344
Total current assets	2,736,646	381,393

Property and equipment, at cost: (Note B)
Furniture and equipment	82,118	11,549
Automobile	6,319	-
Leasehold Improvements	12,135	-
Less: accumulated depreciation	(22,225)	(1,392)
Total property and equipment, net	78,347	10,157

Total assets	$2,814,993	$391,550

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$282,226	$67,759
Put liability (Note F)	636,168	-
Advances from related parties (Note C)	-	33,461
Total current liabilities	918,394	101,220

COMMITMENTS AND CONTINGENCIES (Note I)	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 150,000,000
Authorized at December 31, 2006 and December
20,309,373 and 10,688,683 shares issued and
and December 31,2005, respectively (Note D)	20,309	10,689
Deferred compensation expenses (Note E)	(3,666,667)	(4,766,667)
Additional paid-in capital	12,282,458	5,852,886
Common stock subscription payable (Note D)	1,330,938	430,625
Common stock subscription receivable (Note D)	(3,300)	-
Accumulated deficit during exploration stage	(8,065,942)	(1,237,203)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,197)	-
Stockholders' equity	1,896,599	290,330
Total liabilities and stockholders' equity	$2,814,993	$391,550

See accompanying notes to consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

		For the	For the
	For the	Period from	Period
	Year ended	February 9,	from
	December,	2005 to	February 9,
	31	December	2005 (date of
	2006	31, 2005	inception)
Costs and Expenses:
General and Administrative	$6,638,181	$1,235,811	$7,873,992
Depreciation (Note B)	20,219	1,392	21,611
Total Operating Expense	6,658,400	1,237,203	7,895,603

Loss from Operations	(6,658,400)	(1,237,203)	(7,895,603)

Other income (expenses):
Loss on put agreement (Note F)	(120,316)	-	(120,316)

Loss from continuing operations, before income
taxes and discontinued operations	(6,778,716)	(1,237,203)	(8,015,919)
Provision for Income Tax (Note G)	-	-	-

Loss from continuing operations, before
discontinued operations	(6,778,716)	(1,237,203)	(8,015,919)
Loss from discontinued operations (Note J)	(22,128)	-	(22,128)
Loss on disposition of Aurum (Note J)	(27,895)	-	(27,895)

Net Loss	$(6,828,739)	$(1,237,203)	$(8,065,942)
Other Comprehensive Loss
Loss on foreign currency translation	(1,197)	-	(1,197)
Total Comprehensive Loss	$(6,829,936)	$(1,237,203)	$(8,067,139)

Loss per common share (basic and assuming dilution) (Note G)	$(0.47)	$(0.16)
Continuing operations	$(0.47)	$(0.16)
Discontinued operations	$(0.00)	$(0.00)

Weighted average common shares for computation	14,455,265	7,891,803

See accompanying notes to consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

						Deficit
			Additional	Common	Deferred	Accumulated
	Common	Stock	Paid	Stock	Compensation	During
	Shares	Amount	in Capital	Subscription	Expense	Exploration	Total
						Stage

Issuance of common stock to founders in May 2005 at $0.001 per share	10,000,000	$10,000	$-	$-	$-	$-	$10,000

Issuance of stock options to founders in May 2005 in exchange for deferred compensation (Note E)	-	-	5,500,000	-	(5,500,000)	-	-

Shares issued in May 2005 pursuant to private placement at $.55 per share	30,000	30	16,470	-	-	-	16,500

Shares issued in July 2005 in exchange for services at $.55 per share	100,000	100	54,900	-	-	-	55,000

Shares issued in July 2005 pursuant to private placement at $.55 per share	500	1	274	-	-	-	275

Shares issued in August 2005 pursuant to private placement at $.55 per share, net of costs and fees	458,183	458	226,342	-	-	-	226,800

Shares issued in September 2005 in exchange for services at $.55 per share	100,000	100	54,900	-	-	-	55,000

Common stock subscribed	-	-	-	430,625	-	-	430,625

Amortization of deferred compensation (Note E)	-	-	-	-	733,333	-	733,333

Net loss	-	-	-	-	-	(1,237,203)	(1,237,203)

Balance at December 31, 2005	10,688,683	$10,689	$5,852,886	$430,625	$(4,766,667)	$(1,237,203)	$290,330

See accompanying notes to consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

								Deficit
				Common	Common	Foreign		Accumulated
			Additional	Stock	Stock	Currency		During
	Common	Stock	Paid in	Subscription	Subscription	Translation	Deferred	Exploration
	Shares	Amount	Capital	Payable	Receivable	Adjustments	Compensation	Stage	Total

Balance forward	10,688,683	$10,689	$5,852,886	$430,625	$-	$-	$(4,766,667)	$(1,237,203)	$290,330
Shares issued in January 2006 for common stock
subscribed in December 2005	593,638	594	325,906	(326,500)	-	-	-	-	-
Shares issued in February 2006 in exchange for
common stock subscribed in December 2005 and
pursuant to private placement at $.55 per share, net
of costs and fees	274,795	275	140,862	(93,125)	-	-	-	-	48,012
Shares issued in March 2006 in exchange for
common stock subscribed in December 2005 and
pursuant to private placement at $.55 per share, net
of costs and fees	164,337	163	79,386	(11,000)	-	-	-	-	68,549
Issuance of stock options in January 2006 in
exchange for consulting services	-	-	26,845	-	-	-	-	-	26,845
Shares issued in May 2006 pursuant to private
placement at $.55 per share, net of costs and fees	480,000	480	243,445	-	(3,300)	-	-	-	240,625
Shares issued in May 2006 pursuant to private
placement at $.75 per share, net of costs and fees	25,000	25	16,850	-	-	-	-	-	16,875
Shares issued in May 2006 in exchange for services
at approximately $.55 per share	1,070,880	1,071	587,913	-	-	-	-	-	588,984
Shares issued in June 2006 pursuant to private
placement at $.55 per share, net of costs and fees	308,772	309	164,016	-	-	-	-	-	164,325
Shares issued in June 2006 pursuant to private
placement at $.75 per share, net of costs and fees	150,000	150	102,229	-	-	-	-	-	102,379
Shares issued in June 2006 in exchange for services
at approximately $.55 per share	50,000	50	27,450	-	-	-	-	-	27,500
Shares issued in June 2006 in exchange for services
at approximately $.75 per share	125,000	125	93,625	-	-	-	-	-	93,750
Shares issued in August 2006 pursuant to private
placement at $.75,net of costs and fees	1,033,730	1,034	699,820	-	-	-	-	-	700,854
Shares issued in August 2006 in exchange for services
at approximately $.75 per share	5,000	5	3,745	-	-	-	-	-	3,750
Shares issued in September 2006 pursuant to private
placement at $.75,net of costs and fees	961,428	961	624,089	-	-	-	-	-	625,050
Shares issued in October 2006 pursuant to private
placement at $.75,net of costs and fees	244,000	244	167,531	-	-	-	-	-	167,775
Shares issued in October 2006 in exchange for services
at $.75 per share	1,500,000	1,500	1,123,500	-	-	-	-	-	1,125,000
Shares issued in October 2006 in exchange for
exploration expenditures at $.75 per share	25,000	25	18,725	-	-	-	-	-	18,750
Shares issued in October 2006 pursuant to private
placement at $.95,net of costs and fees	357,420	357	311,963	-	-	-	-	-	312,320
Shares issued in October 2006 in exchange for
Exploration expenditures at $.95 per share	25,000	25	23,725	-	-	-	-	-	23,750
Shares issued in November 2006 pursuant to private
placement at $.75 per share, net of costs and fees	52,614	53	31,907	-	-	-	-	-	31,960
Shares issued in November 2006 pursuant to private
placement at $.95, net of costs and fees	295,528	296	260,312	-	-	-	-	-	260,608
Shares issued in November 2006 in exchange for services
at approximately $.95 per share	1,310,180	1,310	1,242,935	-	-	-	-	-	1,244,245
Shares issued in December 2006 pursuant to private
placement at $.95,net of costs and fees	15,789	16	13,484	-	-	-	-	-	13,500
Shares issued in December 2006 pursuant to private
placement at $1.20,net of costs and fees	549,150	549	611,051	-	-	-	-	-	611,600
Shares issued in December 2006 in exchange for services
at $1.20 per share	3,429	3	4,111	-	-	-	-	-	4,114
Reclassification of equity to liability upon issuance of
put agreement (Note F)	-	-	(515,852)	-	-	-	-	-	(515,852)
Common stock subscribed	-	-	-	1,330,938	-	-	-	-	1,330,938
Amortization of deferred compensation (Note E)	-	-	-	-	-	-	1,100,000	-	1,100,000
Net loss	-	-	-	-	-	-	-	(6,828,739)	(6,828,739)

Other Comprehensive income (loss):
Foreign exchange translation loss	-	-	-	-	-	(1,197)	-	-	(1,197)
Balance at December 31, 2006	20,309,373	20,309	12,282,459	1,330,938	(3,300)	(1,197)	(3,666,667)	$(8,065,942)	$1,896,599

See accompanying footnotes to the consolidated financial statements

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from	For the period from
		February 9, 2005 (date of	February 9, 2005(date of
		inception ) through	inception ) through
	2006	December 31, 2005	December 31, 2006
INCREASE IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(6,828,739)	$(1,237,203)	$(8,065,942)
Add: Loss on discontinued operations (Note J)	50,023	-	50,023
	(6,778,716)	(1,237,203)	(8,015,919)
Depreciation (Note B)	20,219	1,392	21,611
Common stock issued in exchange for services (Note D)	3,087,343	110,000	3,197,343
Common stock issued in exchange for exploration expenditure	42,500	-	42,500
(Note D)
Stock options issued in exchange for services (Note E)	26,845	-	26,845
Amortization of deferred compensation (Note E)	1,100,000	733,333	1,833,333
Common stock issued to founders (Note D)	-	10,000	10,000
Loss on put agreement (Note F)	120,316	-	120,316
Adjustments to reconcile net loss from exploration stage
operations to cash
used for operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	(148,970)	(54,344)	(203,313)
Other receivables	(95,000)	-	(95,000)
Accounts payable and accrued expenses	214,467	67,759	282,225
Net Cash used in continuing operations	(2,410,996)	(369,063)	(2,780,059)
Net Cash used in discontinued operations	(50,023)	-	(50,023)
NET CASH USED IN OPERATING ACTIVITIES	(2,461,019)	(369,063)	(2,830,082)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(88,409)	(11,549)	(99,958)
NET CASH USED IN INVESTING ACTIVITIES	(88,409)	(11,549)	(99,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and common stock
subscription, net of
costs and fees (Note D)	4,695,368	674,200	5,369,568
(Net Repayments) Proceeds from related parties advances	(33,461)	33,461	-
(Note C)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,661,907	707,661	5,369,568
Effect of exchange rate changes on cash and cash equivalents	(1,197)	-	(1,197)
INCREASE IN CASH AND EQUIVALENTS	2,111,282	327,049	2,438,331
Cash and cash equivalents at the beginning of the period	327,049	-	-
Cash and cash equivalents at the end of the period	$2,438,331	$327,049	$2,438,331
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-
Common stock issued in exchange for services (Note D)	3,087,343	110,000	3,197,343
Common stock issued in exchange for exploration	42,500	-	42,500
expenditures (Note D)
Stock options issued in exchange for services rendered (Note E)	26,845	-	26,845
Stock options granted in exchange for deferred compensation	-	5,500,000	5,500,000
(Note E)
Cash held in trust (Note A)	23,468	45,000	23,468
Common stock issued to founders (Note D)	-	10,000	10,000

See accompanying notes to consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Hemis Corporation (the "Company") was incorporated under the laws of the State of Nevada on February 9, 2005. On May 16, 2005, the Company incorporated Hemis Gold S.A. de C.V., a wholly owned subsidiary in Mexico. The Company was organized for the purpose of acquiring and developing gold, silver and other mineral properties. On June 14, 2005, the Company incorporated under the laws of the State of Nevada a wholly owned subsidiary, Aurum Financial Services, Inc. (“Aurum”). In June 2006, the Company’s Board of Directors authorized to spin off Aurum. Effective July 1, 2006, Aurum is formally spun off and is no longer a subsidiary of the Company. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations are described in Note J. In June 2006 the Company incorporated under the laws of Philippines a wholly owned subsidiary, Hemis Philippines Corporation.

In January 2006 the Company incorporated under the laws of the State of Nevada four wholly owned subsidiaries, Tecton Corporation, Stratos Gold Corporation, Allegra Corporation and Sirius Corporation. All of these newly formed subsidiaries had no business operations as of December 31, 2006. In September 2006, the Company’s Board of Directors authorized to spin off Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (“Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off (see Note J). In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off (see Note J).

The consolidated financial statements include the accounts of Hemis Corporation and its wholly-owned subsidiaries, Aurum Financial Services, Inc. (Note J), Hemis Gold S.A. de C.V., Tecton Corporation (Note J), Stratos Gold Corporation (Note J), Allegra Corporation (Note L), Sirius Corporation (Note L), and Hemis Philippines Corporation. Significant intercompany transactions and accounts have been eliminated in consolidation.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash and cash equivalents consist of operating funds held in financial institutions and funds held by an entity partially owned and controlled by the Company’s Chief Executive Officer and principal shareholder. The amount of funds held by the Chief Executive Officer at December 31, 2006 and 2005 was $51,617 and $14,060, respectively, and included in the cash and cash equivalents. The funds are used to pay for the Company's miscellaneous services and supplies.

Cash Held in Trust

At December 31, 2006 and 2005, the Company had $23,468 and $45,000, respectively, of cash held in a lawyer's trust account and the Company’s lawyer has authority to use the funds to pay legal bills, consulting fees, and expenses. There was no formal escrow agreement, and the President of the Company has the authority to allocate the trust funds and to withdraw the funds from trust at any time. The Company has excluded the cash held in trust from its cash and cash equivalents and accounted for as a current asset.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2006, and for the period from February 9, 2005 (date of inception) to December 31, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2006 and for the period from February 9, 2005 (date of inception) to December 31, 2005.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder’s equity. Foreign currency transaction gains and losses are included in the statement of operations.

Mineral Properties and Exploration Costs

Mineral property interests are composed of mineral properties owned by the Company and rights to ownership of mineral properties which the Company can earn through cash or share payments, incurring exploration expenditures and combinations thereof. The Company accounts for its mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred, and all property sales and option proceeds received are credited to operations. When the existence of a mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on a property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property. Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. As of December 31, 2006 and 2005, all mineral claim costs of carrying, retaining and developing unproven properties were charged to operations in the period incurred.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Reclamation Obligations

The operations of the Company have been and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. The likelihood of new regulations and their overall effect upon the Company are not predictable. The Company will provide for any reclamation costs in accordance with Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations”. It is management’s opinion that the Company is not currently exposed to significant environmental and reclamation liabilities and has recorded no reserve for environmental and reclamation expenditures.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,828,739, $1,237,203, and $8,065,942 for the year ended December 31, 2006, the period from February 9, 2005 (date of inception) through December 31, 2005, and from February 9, 2005 (date of inception) through December 31, 2006. The Company’s has working capital surplus of $1,818,252 as of December 31, 2006. The Company’s operations are subject to all risks inherent in the establishment of a new business enterprise.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company had no employee stock options granted and outstanding prior to January 1, 2006. Stock options granted to two officers are described in Note E.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had no employee stock based compensation issued and outstanding at December 31, 2006.

Except for transactions with employees that are within the scope of Opinion 25, the Company follows SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company determines the measurement date and period(s) the Company should use to recognize the fair value of the equity instruments in accordance with SFAS 123 and EITF Issue 96-18. Situations in which counterparty performance may be required over a period of time but the equity award granted to the party performing the services is fully vested and nonforfeitable on the date the parties enter into the contract, the measurement date for the award will be the date the parties enter into the contract, even though services have not yet been performed.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

For the period from
9, 2005 (date of
December 31, 2005
Net loss – as reported	$(1,237,203)
Add: Total stock based employee compensation expense as
under intrinsic value method (APB. No. 25)	-
Deduct: Total stock based employee compensation expense
under fair value based method (SFAS No. 123)	-
Net loss – Pro Forma	$(1,237,203)
Net loss attributable to common stockholders – Pro forma	$(1,237,203)
Basic (and assuming dilution) loss per share – as reported	$(0.16)
Basic (and assuming dilution) loss per share – Pro forma	$(0.16)

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight line method. The property and equipment will be depreciated over their estimated useful lives of 3 to 5 years.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

The Company is in exploration stage and has not generated any revenues as of December 31, 2006. The Company will recognize revenues pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition , revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred through an irrevocable transfer of metals to customers’ accounts or physical delivery of metals, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of certain sales contracts and purchase orders received from customers, the Company will recognize revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company may instruct a third-party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance may occur by the Company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when delivery occurs and title passes to the purchaser. Sales discounts will be recognized when the related revenue is recorded. The Company will classify any cash sales discounts as a reduction in revenue. Sales of metals products sold directly to smelters will be recorded when title and risk of loss transfer to the smelter at current spot metals prices. Recorded values will be adjusted monthly until final settlement. Sales of metal in products tolled, rather than sold to smelters, will be recorded at contractual amounts when title and risk of loss transfer to the buyer.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $29,358 of advertising costs for the year ended December 31, 2006, and there were no advertising costs incurred for the period from February 9, 2005 (date of inception) to December 31, 2005.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005
Office Furniture and Equipment	$51,238	$3,260
Computer Equipment	30,880	8,289
Automobile	6,319	-
Leasehold improvements	12,135	-
Total	100,572	11,549
Accumulated Depreciation	(22,225)	(1,392)
	$78,347	$10,157

Depreciation expense included as a charge to operations was $20,219, $1,392, and $21,611, respectively, for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) through December 31, 2005, and for the period from February 9, 2005 (date of inception) through December 31, 2006.

NOTE C – ADVANCES FROM RELATED PARTIES

During the year ended December 31, 2006 and the period from February 9, 2005 (date of inception) through December 31, 2005, the Company’s significant shareholders advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $33,461 at December 31, 2005. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayments. These advances were paid in full during the year ended December 31, 2006.

NOTE D - CAPITAL STOCK

The Company was authorized to issue 75,000,000 shares of common stock with par value of $.001 per share. In April 2006, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock from 75,000,000 shares to 150,000,000 shares with a par value of $.001 per share. The Company has 20,309,373 and 10,688,683 shares of common stock issued and outstanding at December 31, 2006 and December 31, 2005, respectively.

On May 1 2005, the Company issued an aggregate of 10,000,000 shares of common stock to founders. The common shares issued were valued at par value of the Company’s common stock.

In May 2005, the Company issued an aggregate of 30,000 shares of common stock in exchange for cash at $0.55 per share.

In July 2005, the Company issued an aggregate of 500 shares of common stock in exchange for cash at $0.55 per share. The Company also issued an aggregate of 100,000 shares of common stock in exchange for services rendered at $0.55 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $55,000 were charged to operations during the year ended December 31, 2005.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (Continued)

In August 2005, the Company issued an aggregate of 458,183 shares of common stock in exchange for cash at $0.55 per share. The Company incurred commission costs of $25,200 in connection with the issuance of these common shares.

In September 2005, the Company issued an aggregate of 100,000 shares of common stock in exchange for services rendered at $0.55 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $55,000 were charged to operations during the year ended December 31, 2005.

In December 2005, the Company received proceeds of $430,625, net of $7,150 of commission, for 795,957 shares of common stock subscribed at $0.55 per share. The common shares subscribed were issued to subscribers in the first quarter of 2006.

In January 2006, the Company issued an aggregate of 593,638 shares of common stock in exchange for common stock subscribed in December 2005.

In February 2006, the Company issued an aggregate of 274,795 shares of common stock at $0.55 per share in exchange for $93,125 of common stock subscribed in December 2005 and proceeds of $48,012, net of costs and fees.

In March 2006, the Company issued an aggregate of 164,337 shares of common stock at $0.55 per share in exchange for $11,000 of common stock subscribed in December 2005 and proceeds of $68,549, net of costs and fees.

In May 2006, the Company issued an aggregate of 480,000 shares of common stock at $0.55 per share in exchange for proceeds of $240,625, net of costs and fees, and stock subscription receivable in the amount of $3,300. The Company incurred commission costs of $20,075 in connection with the issuance of these common shares.

In May 2006, the Company issued an aggregate of 25,000 shares of common stock at $0.75 per share in exchange for proceeds of $16,875, net of costs and fees. The Company incurred commission costs of $1,875 in connection with the issuance of these common shares.

In May 2006, the Company issued an aggregate of 1,070,880 shares of common stock in exchange for services rendered at $0.55 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $588,984 were charged to operations during the year ended December 31, 2006.

In June 2006, the Company issued an aggregate of 308,772 shares of common stock at $0.55 per share in exchange for proceeds of $164,325, net of costs and fees. The Company incurred commission costs of $5,500 in connection with the issuance of these common shares.

In June 2006, the Company issued an aggregate of 150,000 shares of common stock at $0.75 per share in exchange for proceeds of $102,379, net of costs and fees. The Company incurred commission costs of $10,121 in connection with the issuance of these common shares.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (Continued)

In June 2006, the Company issued an aggregate of 50,000 shares of common stock in exchange for services rendered at $0.55 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $27,500 were charged to operations during the year ended December 31, 2006.

In June 2006, the Company issued an aggregate of 125,000 shares of common stock in exchange for services rendered at $0.75 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $93,750 were charged to operations during the year ended December 31, 2006.

In August 2006, the Company issued an aggregate of 1,033,730 shares of common stock at $0.75 per share in exchange for proceeds of $700,854 net of costs and fees. The Company incurred commission costs of $74,444 in connection with the issuance of these common shares.

In August 2006, the Company issued an aggregate of 5,000 shares of common stock in exchange for services rendered at $0.75 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $3,750 were charged to operations during the year ended December 31, 2006.

In September 2006, the Company issued an aggregate of 961,428 shares of common stock at $0.75 per share in exchange for proceeds of $625,050 net of costs and fees. The Company incurred commission costs of $96,021 in connection with the issuance of these common shares.

In October 2006, the Company issued an aggregate of 244,000 shares of common stock at $0.75 per share in exchange for proceeds of $167,775 net of costs and fees. The Company incurred commission costs of $15,225 in connection with the issuance of these common shares.

In October 2006, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for services rendered at $0.75 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $1,125,000 were charged to operations during the year ended December 31, 2006.

In October 2006, the Company issued 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated September 7, 2006 (Note I). The shares issued were valued at $0.75 per share. Exploration expenditures of $18,750 were charged to operations during the year ended December 31, 2006.

In October 2006, the Company issued an aggregate of 357,420 shares of common stock at $0.95 per share in exchange for proceeds of $312,320 net of costs and fees. The Company incurred commission costs of $27,229 in connection with the issuance of these common shares.

In October 2006, the Company issued an aggregate of 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated June 19, 2006 (Note I). The shares issued were valued at $0.95 per share. Exploration expenditures of $23,750 were charged to operations during the year ended December 31, 2006.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - CAPITAL STOCK (Continued)

In November 2006, the Company issued an aggregate of 52,614 shares of common stock at $0.75 per share in exchange for proceeds of $31,960 net of costs and fees. The Company incurred commission costs of $7,500 in connection with the issuance of these common shares.

In November 2006, the Company issued an aggregate of 295,528 shares of common stock at $0.95 per share in exchange for proceeds of $260,608 net of costs and fees. The Company incurred commission costs of $20,143 in connection with the issuance of these common shares.

In November 2006, the Company issued an aggregate of 1,310,180 shares of common stock in exchange for services rendered at approximately $0.95 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $1,244,245 were charged to operations during the year ended December 31, 2006.

In December 2006, the Company issued an aggregate of 15,789 shares of common stock at $0.95 per share in exchange for proceeds of $13,500, net of costs and fees. The Company incurred commission costs of $1,500 in connection with the issuance of these common shares.

In December 2006, the Company issued an aggregate of 549,150 shares of common stock at $1.20 per share in exchange for proceeds of $611,600, net of costs and fees. The Company incurred commission costs of $12,400 in connection with the issuance of these common shares.

In December 2006, the Company issued an aggregate of 3,429 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $4,111 were charged to operations during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company received additional net proceeds in the amount of $1,330,938 for 1,158,332 shares of common stock subscribed. These shares have not been issued as of December 31, 2006 and are accounted for as common stock subscription payable.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers and consultants.

	Options Outstanding			Options Exercisable
		Weighted
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 0.001	10,000,000	3.33	$ 0.001	10,000,000	$ 0.001
$ 1.00	50,000	3.92	$ 1.00	50,000	$ 1.00
	10,050,000	3.23	$ 0.01	10,050,000	$ 0.01

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Price Per
	Shares	Share
Balance at February 9, 2005 (date of	-	$-
Granted	10,000,000	0.001
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2005	10,000,000	$0.001
Granted	50,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2006	10,050,000	$0.01

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - STOCK OPTIONS (Continued)

In May 2005, the Company granted an aggregate of 10,000,000 stock options to its officers in exchange for services provided and to be provided over the period of 5 years pursuant to the option agreements. At that point in time, the Company concluded that these officers were not employees as defined under Statements of Financial Accounting Standards (SFAS)123 R: Share Based Payments and under the definition of common law and Internal Revenue Service regulations, Revenue Rulings 57-246, 68-597 and 87-41, and the Internal Revenue Services' Employment Tax Handbook. The exercise prices of the stock options granted were at par. The options vested in full at grant and are exercisable anytime within 5 years from the grant date. The options granted are intended to retain the services of these officers over a five-year service period, and the Company does not intend to issue more options to these officers until the 5-year service term expires in year 2010, at which time the performance will be reviewed and additional rewards will be determined. The Company accounted for the stock options at the fair market value of the Company's common stock. Deferred compensation cost in the amount of $5,500,000 was recorded as a reduction of stockholders' equity and will be amortized over the 5-year period of services to be provided by the officers. Compensation expense of $1,100,000 and $733,333 was charged to operations for the year ended December 31, 2006 and for the period from February 9, 2005 (date of inception) to December 31, 2005, respectively. Should the officers terminate the service agreements within 5 years, the Company has no rights to cancel the options issued and will charged all unamortized costs to operations at that time. The terms of these options were required by the officers at the time the option and service agreements were entered into, and the Company determined that it was necessary to agree to these terms in order to retain the services of the officers. Subsequent to the date of financial statements, the officers exercised the stock options in exchange for an aggregate of 10,000,000 shares of the Company’s common stock (Note L).

In January 2006, the Company granted an aggregate of 50,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the year ended December 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 5.125%, a dividend yield of 0% and volatility of 208%. Compensation expense of $26,845 was charged to operations during the year ended December 31, 2006.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - PUT AGREEMENT

In October 2006 the Company entered into put agreements with certain shareholders granting the shareholders an option to put an aggregate of 2,311,346 shares of common stock to the Company, when the Company became eligible for trading on the NASDAQ-operated Over-the-Counter Bulletin Board (“OTCBB”), for a total price of $1,503,382.

The Company accounted for the termination agreement in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), and classified the fair value attributable to the put option as an accrued liability, as the put agreement embodies an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured at its fair value of $949,392 as of the date of the agreement.

Assumptions used to estimate the fair value of the put option are as follows:

Risk-free interest rate	4.50%
Dividend yield	-
Volatility	165%
0.35
Time to expiration	year

Equity was reduced by the original value of the shares, being $515,852, with the remaining value of $433,540 being charged to other expense. The fair value of the put option is determined each reporting period with changes in the fair value recorded as other income or expense. At December 31, 2006, the fair value of the put option was $636,167; accordingly a gain of $313,224 in connection with the valuation adjustment on the put agreement was recorded at December 31, 2006. Subsequent to the date of the financial statements, all the put shares were purchased back by the Company at the price agreed upon (Note L).

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant. For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $8,065,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $2,742,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of December 31, 2006 are as follows:

Non current:
Net operating loss carryforward	$2,742,000
Valuation allowance	(2,742,000)
Net deferred tax asset	$-

NOTE H – LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	For the year	For the period from
	December 31,	inception) through
	2006	December 31,
Net loss available for common shareholders	$(6,828,739)	(1,237,203)
Basic and fully diluted loss per share	$(0.47)	(0.16)
Weighted average common shares	14,455,265	7,891,803

At times the Company did not issue shares immediately when subscribed because the Company was conducting a review on the investors and to ensure that all the shares were paid for. The Company accounted for these shares as common stock subscription payable, until the completion of the review and the shares are actually issued. These common shares subscribed are entitled to participate in dividends. In accordance with Statements of Financial Accounting Standards (SFAS)128: Earnings per Share, the Company has included the common shares subscribed in the computation of basic loss per share.

During the year ended December 31, 2006 and the period from February 9, 2005 (date of inception) to December 31, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMITMENTS AND CONTINGENCIES

Management and Consulting Agreements

The Company has management and consulting agreements with its President and Chief Executive Officer, Chief Financial Officer and Secretary, Chief Operating Officer and Geologist, and various outside contractors, certain of whom are also Company’s significant shareholders. The Agreements provide terms of compensation and may be terminated at any time with 14 days notice been delivered by the party.

Advisory Board Agreements

The Company has Advisory Board Agreements with two Board members. The Agreements provided a term of two years, and may be terminated at any time with 14 days notice been delivered by the party.

Acquisition of Mining Rights

On December 20, 2005 the Company entered into a “Memo of Understanding”, and subsequently a formal option agreement on June 19, 2006 with Corex Gold Corp.(“Corex) to acquire Santa Rita Claim property located in Zacatecas, Mexico. The option agreement had no initial costs, and the Company has the right to acquire a 49% interest in the Santa Rita property upon incurring exploration expenses as agreed upon. Pursuant to the agreement, the Company committed to exploration expenditures of minimum $200,000 over the first 12 months at which time the Company shall have the rights to withdraw, without earning any interest. The Company will also issue 25,000 treasury shares to Corex upon commencement of Phase 1 of the agreement. The 25,000 shares were issued to Corex in October 2006 (Note D). As of December 31, 2005, the Company has incurred and charged to operations, $22,519 of expenditures pursuant to this agreement. On the 1st anniversary of the agreement, the Company would commit to exploration expenditures of minimum $300,000 over additional 12 months at which the Company will issue 75,000 treasury shares to Corex. On the 2ndanniversary, Corex would commit to exploration expenditures of minimum $450,000 over additional 12 months at which time the Company will issue 100,000 treasury shares to Corex. The Company may terminate the option agreement at any time hereafter without further obligation or liability to Corex except respecting payments, which have not at such time made to Corex in relation to milestones that have been achieved prior to the time of termination. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $31,177.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMITMENTS AND CONTINGENCIES (Continued)

On December 31, 2005, the Company’s wholly owned subsidiary, Hemis Gold S.A. de C.V., entered into an option agreement to acquire a 67.5% interest in the El Tigre located in the Municipality of Sahuaripa, Sonora, Mexico. The option agreement had no initial costs. If Company incurred $200,000 of exploration expenditures within 548 days from the date of the agreement, the Company will acquire a 67.5 % interest in the El Tigre Concession and the Porvenir Concession mineral claims. As of December 31, 2006, the Company has not incurred expenditures pursuant to this agreement. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $140,227.

On September 7, 2006 the Company entered into an option agreement to acquire a 75% interest in the mineral rights of the La Centela property. The agreement was amended on October 4, 2006. The option consists of two parts; an option for the first 70% and an option for a further 5%. To acquire the first 70% of the mining rights the Company is required to pay cash consideration of $500,000 and issue 500,000 common shares to the mineral rights owner, and spend at least $2,000,000 in exploration expenses, all prior to October 5, 2010 pursuant to a scheduled payment plan described below, and make a final share payment of 1 share for every ounce of gold the Company identifies, if the Company identify any gold, to a maximum of 10,000,000 shares. If the Company exercises the option to acquire 75% of the mineral rights, the Company may then acquire a further 5% of the total claim by making a cash payment of $1,000,000.

To exercise the first 70% of the mining rights, the Company must deliver the following stock and payments to the mining concession owners, and make the following exploration expenditures:

  pay $25,000 and issue 25,000 common shares by October 14, 2006 (Note D)

  by October 5, 2007, pay an additional $50,000, issue 50,000 more common shares and spend $200,000 on exploration expenses;

  by October 5, 2008, pay an additional $75,000, issue 75,000 more common shares and spend $200,000 on additional exploration expenses;

  by October 5, 2009, pay an additional $100,000, issue 100,000 more common shares and spend an additional $200,000 on exploration expenses;

  by October 5, 2010, pay an additional $250,000, issue 250,000 more common shares and spend an additional $1.400.000 on exploration expenses;

  issuance of one common shares for every once of gold the Company estimates and identify, up to a maximum of 10,000,000 shares, if the Company can identify any gold at the time of making our final payments to exercise the option.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

As of December 31, 2006, the Company is not a party to ant legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Option Agreement

On May 15, 2005, the Company entered into an Option Agreement with its Chief Geologist. Pursuant to the Option Agreement, the Company agreed to issue 1,000,000 stock options to the Chief Geologist. The exercise price of the options is $0.001 per share, and shall expire 60 days after the termination of the consulting agreement between the Company and the Chief Geologist. The grant and vesting of the stock options is contingent upon the Company acquiring rights to a property on which a gold deposit of at least 500,000 ounces of gold is proven. As of December 31, 2006, the Company has not acquired rights to properties as defined and the stock options have not been granted or vested.

NOTE J – DISCONTINUED OPERATIONS

In June 2006, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Aurum Financial Services, Inc. (“Aurum”), by issuing to the Company’s shareholders as of July 1, 2006 (“Record Date”) one share of Aurum for every 10 shares of the Company’s common stock owned by the shareholders. Effective July 1, 2006, Aurum is formally spun off and is no longer a subsidiary of the Company. Aurum was incorporated in June 2006, and had no operations prior to the second quarter of 2006. In accordance with APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the financial statements reflect the operating results and balance sheet items of the discontinued operations, Aurum, separately from continuing operations.

Aurum had no assets at December 31, 2006. During the second quarter of 2006, the Company transferred $50,023 of cash to Aurum for working capital purposes. Aurum incurred $22,128 of office expenses during the quarter ended June 30, 2006. Prior to the spinoff, Aurum had $10,000 of prepaid expanses and $17,895 of cash in bank.

The following summarizes the disposition of the Aurum:

Net assets disposed of	$(27,895)
Net loss on disposal of Aurum	$(27,895)

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DISCONTINUED OPERATIONS (Continued)

Operating results for the discontinued operations for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) through December 31, 2005, and for the period from February 9, 2005 (date of inception) through December 31, 2006 were:

		For the	For the
		period from	period from
		February 9,	February 9,
		2005	2005
	For the	(date of	(date of
	year	inception)	inception)
	ended	through	through
	December	December	December
	2006	2005	2006,
Revenue	$-	$-	$-
Expenses	22,128	-	22,128
Net (loss) before tax	(22,128)	-	(22,128)
Income tax provision (benefit)	-	-	-
Net loss	(22,128)	-	(22,128)

Net loss on the disposition of Aurum,	(27,895)	-	(27,895)
Income tax provision (benefit)	-	-	-
Loss on disposition of Aurum	(27,895)	-	(27,895)
Loss on discontinued operations, net of	$(50,023)	$-	$(50,023)

There were no depreciation and amortization expense included in expenses of discontinued operations for the year ended December 31, 2006, for the period from February 9, 2005 (date of inception) through December 31, 2005, and for the period from February 9, 2005 (date of inception) through December 31, 2006.

Subsequent to the spin-off of Aurum, the Company has agreed to grant Aurum a loan of $125,000 as business start up costs and to promote their activities. As of December 31, 2006, the Company has advanced $95,000 to Aurum. The loan is non-interest bearing and is due no later than December 31, 2007. The Company’s 3 directors have voting controls of Aurum.

In September 2006, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (“Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off in September 2006.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – DISCONTINUED OPERATIONS (Continued)

In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off.

NOTE K – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the period February 9, 2005 (date of inception) to December 31, 2006, the Company accumulated losses of $8,065,942. The Company’s current assets exceeded its current liabilities by $1,818,252. However, the Company has generated no revenues to date, has incurred operating expenses and has sustained losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the strategic acquisition of businesses and continued business development, and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

NOTE L – SUBSEQUENT EVENTS

On January 8, 2007 the Company entered into an agreement with Aspen Exploration Corporation (“Aspen”) pursuant to which Aspen has assigned offshore prospecting permit applications in an area of the Cook Inlet, Alaska to the Company.

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – SUBSEQUENT EVENTS (Continued)

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off.

On January 15, 2007 two officers of the Company, exercised options to purchase 10,000,000 common shares of the Company’s common stock , at an exercise price of $0.001 per share (Note E).

Additionally, from January 1, 2007 through January 16, 2007, the Company issued an aggregate of 1,274,053 shares of common stock in exchange for cash. The Company also issued an aggregate of 42,500 shares of common stock in exchange for services.

On January 17, 2007 the Company declared a stock dividend in the amount of one common share of the Company to be issued for every one common share of the Company issued as of the Record Date of January 17, 2007. The aggregate number of common shares issued as a stock dividend was 31,675,926. This included 50,000 shares of common stock that should have been canceled prior to the date of dividend. The Company corrected this error and canceled the shares in March 2007.

On January 29, 2007, the Company entered into a letter agreement (the “2007 Option Agreement”) with Corex Gold Corp. (“Corex Gold”). The 2007 Option Agreement replaces the option agreement dated June 19, 2006 that the Company entered into with Corex Gold (Note I), whereby , whereby the Company’s interest in the Santa Rita is changed to 49% interest whatever Corex Gold holds in Santa Rita property as opposed to a 49% interest in the Santa Rita property itself.

On February 13, 2007, pursuant to put agreements entered into in October 2006 (Note F), the Company purchased an aggregate of 2,311,346 shares of common stock from certain shareholders for a total price of $1,503,382.

In February and March 2007, the Company entered into several consulting agreements. The consulting agreements generally provide a term of one years, and may be terminated with notice been delivered by the party involved.

On March 13, 2007 the Company entered into an option agreement with Stacs GmbH (“Stacs”) whereby Stacs has agreed to grant Hemis the exclusive option to acquire the 100% interest in the exploration licenses and mineral claims comprising the Wolfe Creek and Covenant properties located in British Columbia, Canada (the “Property”) subject to a 3% royalty.

Subsequent to January 17, 2007 (stock dividend date), the Company issued an aggregate of 574,244 shares of common stock in exchange for cash. The Company also issued an aggregate of 8,731,136 shares of common stock in exchange for services.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants, audited our consolidated financial statements for the period ending December 31, 2006. Since inception, we have had no changes in or disagreements with our accountants.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at four.

Our current directors and officers are as follows:

Name	Age	Position
Dr. Norman Meier, PhD, MBA	32	Director, President, Chief Executive Officer,
Bruno Weiss	53	Director, Chief Financial Officer, Secretary
Dr. Douglas Oliver, PhD	56	Director, Vice President of Operations
Richard Hamelin	52	Director

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Dr. Norman Meier, Director, President and Chief Executive Officer

Norman Meier is a founder of Hemis and has been a director since our inception in February 2005 and President and Chief Executive Officer since May 1, 2005. From May 2004 to May 2005 Dr. Meier was the founder and President of LEAP Institute LLC, a company in the business of providing financial services and investment advice to private investors and companies. >From November 2002 to April 2004 he worked as Manager Global Sales Support for Man Investments, Switzerland, where he managed a global sales team in the hedge fund industry to raise money from financial institutions, bank and brokers around the world. From April 2002 to October 2002 Dr. Meier worked as an Investment Advisor at Canaccord Capital in Vancouver, British Columbia, Canada, where he established and managed portfolios, integrated risk management strategies, evaluated performance models for existing portfolios, provided investment advice and traded in securities. From 1995 to 2001 he worked at AWD Independent Financial Services, Switzerland, initially as a financial advisor, and later as a team manager. Norman Meier has a PhD in Human Behavior, an MBA and a BA, all from Newport University in Switzerland. He holds two designations from the Canadian Securities Institute: a Canadian Investment Manager Designation and a Derivatives Market Specialist Designation. He also holds a Financial Planning Designation from AWD Switzerland.

Bruno Weiss, Director and Chief Financial Officer

Bruno Weiss has been a director of Hemis since our inception in February 2005. He was appointed as Chief Financial Officer in May 2005. Mr. Weiss has worked in the financial field for over 30 years. He has extensive experience in foreign exchange trading and management and in marketing hedge funds. From July 2002 to the present, Mr. Weiss has been the Managing Director and Hedge Fund Consultant for Glayva Investment GmbH, Switzerland, where he marketed different classes of hedge funds until February 2006. Glavya Investment GmbH changed its name in 2005 to Hemis Switzerland GmbH, and since the incorporation of Hemis Corp. in February 2005, it has been principally involved in providing consulting services to us or in acting as our agent to allow us to carry on business in Switzerland. From October 1992 to June 2002 Mr. Weiss was the Managing Director, Investment Manager of Foreign Exchange Portfolios at Weiss and Partners, Currency Investment and Consulting in Switzerland. There he acquired and managed a portfolio for Swiss and European investors, project managed an independent multi-manager group in foreign exchange, the "Swiss Forex Multimanagers", and he developed an implemented in house foreign exchange funds in cooperation with a Geneva private bank and a Luxemburg SICAV fund for a Swiss national bank. From 1988 to 1992 Mr. Weiss was the Strategic Foreign Exchange Manager for several banks, including the Clariden Bank in Zurich, Switzerland. >From 1981 to 1987 he was the Head of Foreign Exchange Department and Treasurer of UBS, Zurich Switzerland and Tokyo, Japan. On October 12, 2006, Mr. Weiss was appointed to act as a director on the board of UC Resources Ltd., a company for which Richard Hamelin, our director, acts as Chief Executive Officer and President,

Dr. Douglas Oliver, Director and Vice President of Operations

On January 10, 2006, Hemis Corporation hired Dr. Douglas Oliver as a Geologist and appointed him as a director on March 21, 2006. On January 1, 2007 we appointed Dr. Oliver as Vice President of Operations. For the past five years he has taught Geology at Tarrant County College and the University of Texas at Arlington. Dr. Oliver is currently on the research faculty at the University of Arkansas. Dr. Oliver also has 12 years of experience in corporate mineral exploration focusing primarily on the western United States and Alaska. He worked as an Exploration Geologist for Occidental Minerals Corporation of Lakewood, Colorado, from 1977 to 1983 where he managed precious metal exploration projects in Nevada, Utah and Idaho. He also supervised a molybdenum porphyry exploration project in Utah. From 1983 to 1986 Dr. Oliver worked as the Senior Exploration Geologist for Tenneco Minerals in Anchorage, Alaska. There he was the project manager for a volcanogenic massive sulfide reconnaissance program in southeast Alaska and a disseminated gold project in northeastern Nevada. Dr. Oliver also brings eight years of international and domestic geological and management consulting experience to Hemis. Dr. Oliver has provided geologic and economic evaluations of precious metal exploration projects in Honduras, Nevada and the Yukon, diamond deposits in Colorado and has consulted for the State of Alaska Attorney General's office providing geologic and economic evaluations of a volcanogenic massive sulfide deposit in south-central Alaska. Dr. Oliver holds a PhD from Southern Methodist University in Dallas, Texas, and an MBA from The University of Texas.

Richard Hamelin, Director

On August 20, 2006, we appointed Richard Hamelin as a director to serve on our Board of Directors. Mr. Hamelin’s mining career began with Kidd Creek Mines Ltd. in Timmons Ontario, in 1974. He worked for 12 years in various departments including production, research and development and engineering. He has worked in financial services since

1987. Mr. Hamelin’s career progressed in various capacities with a variety of firms and culminated as Sr. Vice-President and Director of Canaccord Capital Corporation where he worked until 2001. From 2001 to February 2004, he worked as an independent businessman in identifying and financing mining companies. From February 2004 to May 2005, Mr. Hamelin was Executive Vice-President of ECU Silver, a mining company listed on the TSX Venture Exchange in Canada. Since June 2005 to now, Mr. Hamelin has been the President and Chief Executive Officer of UC Resources Ltd., a company listed on the TSX Venture Exchange with projects in Mexico. Mr. Hamelin currently serves on the board of two publicly listed companies: UC Resources Ltd. and Spider Resources Inc., a TSX Venture Exchange listed company, of which he is also Chief Financial Officer.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Conflicts

Dr. Meier, Mr. Weiss, and Dr. Oliver also serve as Directors and Executive Officers for Tecton Corporation, Aurum Corporation, Stratos Gold Corporation, Allegra Corporation, and Sirius Corporation. These are all private companies which are former subsidiaries of Hemis, before being spun off as independent companies in 2006 and 2007. On April 2, 2007, Tecton submitted a registration statement on Form SB-2 registering 33,408,000 common shares with the SEC. This has not yet been declared effective by the SEC, however, once it is Tecton will be obliged to file annual, and quarterly reports with the SEC.

Whilst all these companies are mining companies, they all have a different geographical focus and explore for different types of minerals. In this way we do not envisage any conflicts of interest arising between us and Tecton, Aurum, Stratos, Allegra and Sirius. We do not have any formal agreements with any of these companies with respect to conflicts of interests, nor do we have we have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our directors.

In the unlikely even that a conflict of interest were to arise, for example, if a mineral concession becomes available which would be equally suitable for us, as well as Tecton, Aurum, Stratos, Allegra, or Sirius to explore, then our directors would have to decide which company has the most available funds, and therefore would be better placed to carry out an exploration program of the new mineral concession.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Hemis and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to Hemis’ principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to do so.

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Executive Officers who held this position during Fiscal 2006 and each other executive officer whose total annual cash compensation exceeds $100,000:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Awards Securities Underlying Options/SARs	Payout(s) LTIP Payouts	All Other Compensation
		$	$	$	(#)	(#)	$	$
Norman Meier (1)	2006 (2)	120,000	0	0		5,000,000 (5)
	2005 (3)	80,000	0	0	8,000,000	5,000,000 (5)	8,000	2,750,000
Bruno Weiss (4)	2006 (2)	120,000	0	0		5,000,000 (5)
	2005 (3)	80,000	0	0	2,000,000	5,000,000 (5)	2,000,000	2,750,000

(1)	Norman Meier is our President and Chief Executive Officer.
(2)	For the period from January 1, 2006 to December 31, 2006.
(3)	For the period from Inception (February 9, 2005) to December 31, 2005
(4)	Bruno Weiss is our Chief Financial Officer.
(5)	On January 13, 2007 the stock options were exercised in full at the exercise price of $0.001

Mr. Weiss and Mr. Norman each spend approximately 40% of the time they work on the business of Hemis.

Option Grants in the Last Fiscal Year

No stock options were granted to the named executive officers during the period from January 1, 2006 to December 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning unexercised stock options during the last completed fiscal year and fiscal year end value of unexercised stock options held by the named executive officers as of December 31, 2006. None of the named executive officers exercised any of their stock options during the period from inception (February 9, 2005) to December 31, 2006.

Name	Number Of Securities Underlying Unexercised Options At 2006 Fiscal Year-End(#) Exercisable/Unexercisable	Value Of Unexercised In-The-Money Options At 2006 Fiscal Year-End ($)(2) Exercisable/Unexercisable
Norman Meier	5,000,000 (1)	$5,995,000
Bruno Weiss	5,000,000 (1)	$5,995,000

(1)      On May 1, 2005 Norman Meier and Bruno Weiss were granted 5,000,000 options to purchase shares at $0.001. The options are exercisable before April 30, 2010. As at the end of fiscal year 2006, none of these options had been exercised.

(2)      The calculation of the value of unexercised options held by the named executive officers is based upon sales of our unregistered stock $1.20 per share on December 29, 2006.

Employment and Consulting Agreements

On May 1, 2005 we entered into a management agreement with our Chief Financial Officer Bruno Weiss wherein we agreed to pay him $10,000 per month and a stock option to purchase up to 5,000,000 common shares at $0.001 per share. Mr. Weiss exercised his stock options in full on January 13, 2007. The agreement may be terminated on 14 days notice by either party. In addition to the $10,000 received monthly from Hemis, Mr. Weiss now receives $4,000 monthly from Hemis Switzerland GmbH, a company carrying on business in Switzerland on behalf of Hemis. The $4,000 monthly salary paid by Hemis Switzerland GmbH is to compensate Mr. Weiss for additional services related to administrative and legal issues relating to carrying on business in Switzerland, including communications with Swiss authorities to ensure compliance with money laundering regulations. Currently, the $4,000 salary is charged by Hemis Switzerland GmbH to Hemis.

On May 1, 2005 we entered into a management agreement with our President and Chief Executive Officer Norman Meier wherein we agreed to pay Dr. Meier $10,000 per month and a stock option to purchase up to 5,000,000 common shares at $0.001 per share. Dr. Meier exercised his stock options in full on January 13, 2007. The agreement may be terminated on 14 days notice by either party. In addition to the $10,000 received monthly from Hemis, Dr. Meier now receives $4,000 monthly from Hemis Switzerland GmbH, a company carrying on business in Switzerland on behalf of Hemis. The $4,000 monthly salary paid by Hemis Switzerland GmbH is to compensate Dr. Meier for additional services related to administrative and legal issues relating to carrying on business in Switzerland, including communications with Swiss authorities to ensure compliance with money laundering regulations. Currently, the $4,000 salary is charged by Hemis Switzerland GmbH to Hemis.

In addition to the fees compensated pursuant to the Management agreements, Mr. Weiss and Dr. Meier received from Hemis Switzerland GmbH (which was charged to Hemis) $27,288 for Bruno Weiss and $40,520 for Norman Meier, during the year ended December 31, 2006, as additional compensation for administrative activities in Switzerland.

None of our directors received compensation for their service as directors during the period from inception (February 9, 2005) to December 31, 2006.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership, as of March 31, 2007, of our common stock by each of our directors, and by all executive officers and directors as a group. No other person known to us is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2007, there were 70,245,886 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Norman Meier (1) Neuhofstrasse 8 8600 Dübendorf, Switzerland	25,950,000 (2)	37%
Common	Bruno Weiss (3) Freudenbergstrasse 26 9113 Degersheim Switzerland	13,374,000	19%
Common	Douglas Oliver (4) 11564 Belfry Point Bentonville, AR 72712	150,000 (5)	Less than 1%
	Richard Hamelin (6) Paseo San Luciano No 7 Colonia San Luciano Torreon, Coaquila, 27210 Mexico	Nil	Nil
	All Officers and Directors as a Group	39,474,000	56%

1	Norman Meier is a director, President and Chief Executive Officer of Hemis.

2	Includes 2,000,000 shares owned by Noeme Investment Corporation, a company controlled by Norman Meier.

3	Bruno Weiss is a director and Chief Financial Officer of Hemis.

4	Douglas Oliver is a director of Hemis and Vice President of Operations.

5	Includes stock options to purchase 50,000 common shares at $1.00.

6	Richard Hamelin is a director of Hemis

Changes in Control

There are currently no arrangements which would result in a change in control of Hemis.

Equity Compensation Plan

As at December 31, 2006 no securities are authorized for issuance under equity compensation plans, either approved by security holders, or not previously approved by security holders.

Item 12. Certain Relationships and Related Transactions.

Hemis Switzerland GmbH, a company controlled by Norman Meier, our Chief Executive Officer, acts as an agent for us in paying operating expenses and salaries for our office and staff in Switzerland.

On May 1, 2005, we issued 10,000,000 common shares at par value to our directors as follows: 7,000,000 shares to Norman Meier, 1,000,000 shares to Noeme Investment Corporation, a company controlled by Norman Meier, and 2,000,000 shares to Bruno Weiss, our director. Also on May 1, 2005, we issued an option to Norman Meier to purchase 5,000,000 shares of our common stock at an exercise price of $0.001 (par value), and we issued an option to Bruno Weiss to purchase 5,000,000 shares of our common stock at an exercise price of $0.001 (par value). On January 13, 2007, both directors exercised all 10,000,000 options.

On January 5, 2006 we issued 50,000 common shares at $0.55 per share to Douglas Oliver, our director. On this day, we also granted Dr. Oliver options to purchase 50,000 common shares at $1.00.

On January 17, 2006 we issued a stock dividend to all our shareholders by a declaration of one common share for each common share outstanding as of January 17, 2007. Pursuant to this, we issued an aggregate of 31,675,926 shares of common stock to our existing shareholders, including 11,975,000 shares to Norman Meier, our director; 1,000,000 shares to Noeme Investment Corporation, a company controlled by Norman Meier; 6,837,000 shares to Bruno Weiss, our director; and 50,000 shares to Douglas Oliver, our director.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000 or 1% of our total assets for the last fiscal year.

Item 13. Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on February 9, 2005 (1)
3.2	Certificate of Amendment to Articles of Incorporation filed April 28, 2006 (1)
3.3	Bylaws (1)
4	Instrument Defining the Right of Holders - Form of Share Certificate (1)
10.1	Santa Rita Option Agreement (1)
10.2	El Tigre and Porvenir Option Agreement (1)
10.3	La Centela Option Agreement (2)
10.4	Addendum to La Centela Option Agreement (2)
10.5	Bruno Weiss Management Agreement (1)
10.6	Douglas Oliver Management Agreement (1)
10.7	Norman Meier Management Agreement (1)
10.8	Norman Meier Option Agreement (3)
10.9	Bruno Weiss Option Agreement (3)
10.10	Hudson Capital Corp. Consulting Agreement (1)
10.11	Amendment to Hudson Capital Corp. Consulting Agreement (4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed July 21, 2006.
(2)	Included as exhibits on our Form SB-2/A #2 filed November 1, 2006.
(3)	Included as exhibits on our Form SB-2/A #3 filed November 27, 2006.
(4)	Included as exhibits on our Form SB-2/A #4 filed December 12, 2006

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included in our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,	December 31,
	2006 (1)	2005
Audit Related Fees	$75,200	$0
Tax Fees	0	0
All Other Fees	0	0
Total	75,200	0

(1) estimated.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hemis Corporation
(Registrant)

/s/ Norman Meier
Date: April 13, 2007	Norman Meier
Director , President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Meier	President, Chief Executive Officer, Director	April 13, 2007
Norman Meier

/s/ Bruno Weiss	Director, Chief Financial Officer	April 13, 2007
Bruno Weiss

/s/ Doug Oliver
Doug Oliver	Director, VP Operations	April 13, 2007