Form 10QSB
period 2007-03-31
HEMIS CORP
filed 2007-05-15
CIK 1325950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-135946

HEMIS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2749916
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Bettlistrasse 35
8600 Dübendorf, Switzerland
(Address of principal executive offices)

(702) 387 2382
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2007, the registrant’s outstanding common stock consisted of 70,272,786 shares.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Hemis Corporation (the “Company”, “Hemis”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Hemis Corporation
March 31, 2007
(unaudited)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

HEMIS CORPORATION
(An exploration stage company)

HEMIS CORPORATION.
(An exploration stage company)

Index to Financial Statements

Page

Condensed Consolidated Balance Sheets as of March 31, 2007 and December	F-3

Condensed Consolidated Statements of Losses for the three months ended March 31, 2007 and March 31,2006, and for the period from February 9, 2005 (date of inception) to March 31, 2007	F-4

Condensed Consolidated Statements of Stockholders' Equity for the period from February 9, 2005 (date of inception) to March 31, 2007	F-5 ~ F-7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31,2006 , and for the period from February 9, 2005 (date of inception) to March 31, 2007	F-8

Notes to Unaudited Condensed Consolidated Financial Statements	F-9 ~ F-22

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,113	$2,437,981
Cash held in trust (Note A)	22,742	23,468
Advances to related party ( Note F)	155,000	95,000
Prepaid expenses and other current assets	152,885	179,847
Total current assets	521,740	2,736,296
Property and equipment, at cost:
Furniture and equipment	88,319	70,460
Less: accumulated depreciation	(11,781)	(8,038)
Total property and equipment, net	76,538	62,422

Net assets of discontinued operations (Note F)	-	16,275

Total assets	$598,278	$2,814,993

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$189,323	$266,782
Put liability (Note D)	-	636,168
Total current liabilities	189,323	902,950
Net liability of discontinued operations(Note F)	8,637	15,444
COMMITMENTS AND CONTINGENCIES (Note E)	-	-
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 150,000,000 shares
authorized at March 31, 2007 and December 31,2006;
70,245,886 and 20,309,373 shares issued and outstanding at March 31,2007and
and December 31,2006, respectively (Note B)	70,246	20,309
Deferred compensation expenses (Note B and C)	(12,699,584)	(3,666,667)
Additional paid-in capital	24,146,632	12,282,458
Common stock subscription payable (Note B)	58,802	1,330,938
Common stock subscription receivable (Note B)	(3,300)	(3,300)
Accumulated deficit during exploration stage	(11,171,738)	(8,065,942)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(740)	(1,197)
Stockholders' equity	400,318	1,896,599
Total liabilities and stockholders' equity	$598,278	$2,814,993

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
(Unaudited)

			For the period from
	For the three	For the three	February 9, 2005
	Months ended	Months ended	(date of inception )
	March 31,	March 31,	through March 31,
	2007	2006	2007
Costs and Expenses:
General and Administrative	$3,071,796	$1,234,007	$10,878,604
Depreciation	3,743	677	11,168
Total Operating Expense	3,075,539	1,234,684	10,889,772

Loss from Operations	(3,075,539)	(1,234,684)	(10,889,772)

Other income (expenses):
Loss on put agreement (Note D)	(20,789)	-	(141,105)

Loss from continuing operations, before income
taxes and discontinued operations	(3,096,328)	(1,234,684)	(11,030,877)
Provision for Income Tax	-	-	-

Loss from continuing operations, before
discontinued operations	(3,096,328)	(1,234,684)	(11,030,877)
Loss from discontinued operations (Note F)	(4,748)	-	(108,246)
Loss on disposal of discontinued operations (Note F)	(4,720)	-	(32,615)

Net Loss	$(3,105,796)	$(1,234,684)	$(11,171,738)

Other Comprehensive Income (losses)
Gain (loss) on foreign currency translation	457	-	(740)
Total Comprehensive Loss	$(3,105,339)	$(1,234,684)	$(11,172,478)

Loss per common share (basic and assuming dilution)	$(0.05)	$(0.06)
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$(0.00)	$(0.00)

Weighted average common shares for computation	57,737,178	11,323,962

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
(Unaudited)

						Deficit
				Common	Deferred	Accumulated
	Common		Additional Paid	Stock	Compensation	During
	Shares	Stock Amount	in Capital	Subscription	Expense	Exploration Stage	Total
Issuance of common stock to founders in May 2005 at
$0.001 per share	10,000,000	$10,000	-	$-	$-	$-	$10,000
Issuance of stock options to founders in May 2005 in
exchange for deferred compensation (Note C)	-	-	5,500,000	-	(5,500,000)	-	-
Shares issued in May 2005 pursuant to private
placement at $.55 per share	30,000	30	16,470	-	-	-	16,500
Shares issued in July 2005 in exchange for services at
$.55 per share	100,000	100	54,900	-	-	-	55,000
Shares issued in July 2005 pursuant to private
placement at $.55 per share	500	1	274	-	-	-	275
Shares issued in August 2005 pursuant to private
placement at $.55 per share, net of costs and fees	458,183	458	226,342	-	-	-	226,800
Shares issued in September 2005 in exchange for
services at $.55 per share	100,000	100	54,900	-	-	-	55,000
Common stock subscribed	-	-	-	430,625	-	-	430,625
Amortization of deferred compensation (Note C)	-	-	-	-	733,333	-	733,333
Net loss	-	-	-	-	-	(1,237,203)	(1,237,203)
Balance at December 31, 2005	10,688,683	$10,689	$5,852,886	$430,625	$(4,766,667)	$(1,237,203)	$290,330

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
(Unaudited)

								Deficit
				Common	Common	Foreign		Accumulated
				Stock	Stock	Currency		During
	Common		Additional	Subscription	Subscription	Translation	Deferred	Exploration
		Stock	Paid
	Shares	Amount	in Capital	Payable	Receivable	Adjustments	Compensation	Stage	Total

Balance forward	10,688,683	$10,689	$5,852,886	$430,625	$-	$-	$(4,766,667)	$(1,237,203)	$290,330
Shares issued in January 2006 for common stock
subscribed in December 2005	593,638	594	325,906	(326,500)	-	-	-	-	-
Shares issued in February 2006 in exchange for
common stock subscribed in December 2005 and
pursuant to private placement at $.55 per share, net
of costs and fees	274,795	275	140,862	(93,125)	-	-	-	-	48,012
Shares issued in March 2006 in exchange for
common stock subscribed in December 2005 and
pursuant to private placement at $.55 per share, net
of costs and fees	164,337	163	79,386	(11,000)	-	-	-	-	68,549
Issuance of stock options in January 2006 in
exchange for consulting services (Note C)	-	-	26,845	-	-	-	-	-	26,845
Shares issued in May 2006 pursuant to private
placement at $.55 per share, net of costs and fees	480,000	480	243,445	-	(3,300)	-	-	-	240,625
Shares issued in May 2006 pursuant to private
placement at $.75 per share, net of costs and fees	25,000	25	16,850	-	-	-	-	-	16,875
Shares issued in May 2006 in exchange for services
at approximately $.55 per share	1,070,880	1,071	587,913	-	-	-	-	-	588,984
Shares issued in June 2006 pursuant to private
placement at $.55 per share, net of costs and fees	308,772	309	164,016	-	-	-	-	-	164,325
Shares issued in June 2006 pursuant to private
placement at $.75 per share, net of costs and fees	150,000	150	102,229	-	-	-	-	-	102,379
Shares issued in June 2006 in exchange for services
at approximately $.55 per share	50,000	50	27,450	-	-	-	-	-	27,500
Shares issued in June 2006 in exchange for services
at approximately $.75 per share	125,000	125	93,625	-	-	-	-	-	93,750
Shares issued in August 2006 pursuant to private
placement at $.75,net of costs and fees	1,033,730	1,034	699,820	-	-	-	-	-	700,854
Shares issued in August 2006 in exchange for services
at approximately $.75 per share	5,000	5	3,745	-	-	-	-	-	3,750
Shares issued in September 2006 pursuant to private
placement at $.75,net of costs and fees	961,428	961	624,089	-	-	-	-	-	625,050
Shares issued in October 2006 pursuant to private
placement at $.75,net of costs and fees	244,000	244	167,531	-	-	-	-	-	167,775
Shares issued in October 2006 in exchange for services
at $.75 per share	1,500,000	1,500	1,123,500	-	-	-	-	-	1,125,000
Shares issued in October 2006 in exchange for
exploration expenditures at $.75 per share	25,000	25	18,725	-	-	-	-	-	18,750
Shares issued in October 2006 pursuant to private
placement at $.95,net of costs and fees	357,420	357	311,963	-	-	-	-	-	312,320
Shares issued in October 2006 in exchange for
Exploration expenditures at $.95 per share	25,000	25	23,725	-	-	-	-	-	23,750
Shares issued in November 2006 pursuant to private
placement at $.75 per share, net of costs and fees	52,614	53	31,907	-	-	-	-	-	31,960
Shares issued in November 2006 pursuant to private
placement at $.95, net of costs and fees	295,528	296	260,312	-	-	-	-	-	260,608
Shares issued in November 2006 in exchange for services
at approximately $.95 per share	1,310,180	1,310	1,242,935	-	-	-	-	-	1,244,245
Shares issued in December 2006 pursuant to private
placement at $.95,net of costs and fees	15,789	16	13,484	-	-	-	-	-	13,500
Shares issued in December 2006 pursuant to private
placement at $1.20,net of costs and fees	549,150	549	611,051	-	-	-	-	-	611,600
Shares issued in December 2006 in exchange for services
at $1.20 per share	3,429	3	4,111	-	-	-	-	-	4,114
Reclassification of equity to liability upon issuance of put	-	-	(515,852)	-	-	-	-	-	(515,852)
Common stock subscribed	-	-	-	1,330,938	-	-	-	-	1,330,938
Amortization of deferred compensation (Note C)	-	-	-	-	-	-	1,100,000	-	1,100,000
Net loss	-	-	-	-	-	-	-	(6,828,739)	(6,828,739)
Other Comprehensive loss:
Foreign exchange translation loss	-	-	-	-	-	(1,197)	-	-	(1,197)
Balance at December 31, 2006	20,309,373	$20,309	$12,282,459	$1,330,938	$(3,300)	$(1,197)	$(3,666,667)	$(8,065,942)	$1,896,599

See accompanying footnotes to the unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2007
(Unaudited)

									Deficit
				Common	Common		Foreign		Accumulated
				Stock	Stock		Currency		During
	Common		Additional	Subscription	Subscription		Translation	Deferred	Exploration
			Paid
	Shares	Stock	in Capital	Payable	Receivable		Adjustments	Compensation	Stage	Total
		Amount
Balance at December 31, 2006	20,309,373	20,309	12,282,459	1,330,938	(3,300)		(1,197)	(3,666,667)	$(8,065,942)	$1,896,599
Shares issued in January 2007 for common stock
subscribed in December 2006	1,154,862	1,155	1,325,619	(1,326,774)	-		-	-	-	-
Shares issued in January 2007 for commission in
connection with common stock subscribed in December 2006	4,100	4	(4)	-	-		-	-	-	-
Commission paid in connection with common
stock subscribed in December 2006	-	-	(33,582)	-	-		-	-	-	(33,582)
Shares issued in January 2007 pursuant to private
placement at $1.20 per share, net of costs and fees	115,091	115	107,885	-	-		-	-	-	108,000
Shares issued in January 2007 pursuant to exercise of
stock options at $.001 per share	10,000,000	10,000	-	-	-		-	-	-	10,000
Shares issued in January 2007 in exchange for services
at approximately $1.20 per share	42,500	43	50,957	-	-		-	-	-	51,000
Stock dividend issued in January 2007	31,625,926	31,625	(31,625)	-	-		-	-	-	-
Shares issued in January 2007 for common stock
subscribed in December 2006	3,470	3	4,161	(4,164)	-		-	-	-	-
Issuance of stock options in January 2007 in
exchange for consulting services (Note C)	-	-	72,300	-	-		-	-	-	72,300
Shares issued in February 2007 pursuant to private
placement at $1.20 per share, net of costs and fees	101,770	102	107,898	-	-		-	-	-	108,000
Shares issued in February 2007 in exchange for services
at approximately $1.20 per share	607,500	607	728,393	-	-		-	-	-	729,000
Shares issued in February 2007 pursuant to private
placement at $.60 per share, net of costs and fees	166,800	167	99,913	-	-		-	-	-	100,080
Shares issued in February 2007 in exchange for commission in
connection with common stock subscribed in December 2006	43,600	44	(44)	-	-		-	-	-	-
Shares issued in February 2007 in exchange for services
at approximately $1.90 per share	10,000	10	18,990	-	-		-	-	-	19,000
Shares issued in March 2007 pursuant to private
placement at $.65 per share, net of costs and fees	222,000	222	128,978	-	-		-	-	-	129,200
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.10 per share	5,063,636	5,064	5,564,936	-	-		-	(5,060,905)	-	509,095
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.50 per share	3,000,000	3,000	4,497,000	-	-		-	(4,204,109)	-	295,891
Shares issued in March 2007 in exchange for services
at approximately 1.30 per share	10,000	10	12,990	-	-		-	-	-
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.34 per share	40,000	40	53,560	-	-		-	(39,135)	-	14,465
Shares issued in March 2007 for commission in
connection with common stock subscribed	36,604	37	(37)	-	-		-	-	-	-
Exercise of put agreement and cancellation of put shares	(2,311,346)	(2,311)	(844,115)	-	-		-	-	-	(846,426)
Common stock subscribed	-	-	-	58,802	-		-	-	-	58,802
Amortization of deferred officer compensation (Note C)	-	-	-	-	-		-	271,232	-	271,232
Net loss	-	-	-	-	-		-	-	(3,105,796)	(3,105,796)
Other Comprehensive income:
Foreign exchange translation gain	-	-	-	-	-		457	-	-	457
Balance at March 31, 2007	70,245,886	$70,246	$24,146,632	$58,802	$(3,300)	$	(740)	$(12,699,584)	$(11,117,738)	$400,318

See accompanying footnotes to the unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three	For the period from
			February 9, 2005(date
	Months ended	Months ended	of inception ) through
	March 31,	March 31,	March 31,
	2007	2006	2007
INCREASE IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(3,105,796)	$(1,234,684)	$(11,171,738)
Loss on discontinued operations	9,468	-	140,861
Loss from continuing operations	(3,096,328)	(1,234,684)	(11,030,877)
Depreciation	3,743	677	11,168
Common stock issued in exchange for services (Note B)	1,631,451	643,984	4,828,794
Common stock issued in exchange for exploration expenditure (Note B)	-	-	42,500
Stock options issued in exchange for services (Note C)	72,300	26,845	99,145
Amortization of deferred compensation (Note C)	271,233	271,233	2,104,566
Common stock issued to founders	-	-	10,000
Loss on put agreement (Note D)	20,789	-	141,105
Impairment of investment (Note F)	1,500	-	1,500
Adjustments to reconcile net loss from exploration stage operations to cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	27,688	7,970	(175,625)
Other receivables	(60,000)	-	(155,000)
Accounts payable and accrued expenses	(77,459)	(18,127)	197,581
Net cash used in continuing operations	(1,205,083)	(302,102)	(3,925,143)
Net cash used in discontinued operations (Note F)	(11,555)	-	(121,927)
NET CASH USED IN OPERATING ACTIVITIES	(1,216,638)	(302,102)	(4,047,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,859)	-	(87,706)
Net cash used in continuing operations	(17,859)		(87,706)
Net cash provided by discontinued operations (Note F)	11,205		(18,906)
NET CASH USED IN INVESTING ACTIVITIES	(6,654)	-	(106,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash paid in connection with put agreement (Note D)	(1,503,382)	-	(1,503,382)
Proceeds from sale of common stock and common stock subscription,
net of costs and fees (Note B)	480,500	439,300	5,850,068
Proceeds from related parties advances, net of repayments	-	(5,205)	-
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	(1,022,882)	434,095	4,346,686
Effect of exchange rate changes on cash and cash equivalents	(694)	-	(1,891)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,246,868)	131,993	191,113
Cash and cash equivalents at the beginning of the period	2,437,981	327,049	-
Cash and cash equivalents at the end of the period	$191,113	$459,042	$191,113
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-
Common stock issued in exchange for services (Note B)	1,631,451	643,984	4,828,794
Common stock issued in exchange for exploration expenditures (Note B)	-	-	42,500
Stock options issued in exchange for services rendered (Note C)	72,300	26,845	99,145
Stock options granted in exchange for deferred compensation	-	-	5,500,000
Cash held in trust (Note A)	22,742	31,429	22,742
Common stock issued to founders	-	-	10,000

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Hemis Corporation (the "Company") was incorporated under the laws of the State of Nevada on February 9, 2005. On May 16, 2005, the Company incorporated Hemis Gold S.A. de C.V., a wholly owned subsidiary in Mexico. The Company was organized for the purpose of acquiring and developing gold, silver and other mineral properties.

On June 14, 2005, the Company incorporated under the laws of the State of Nevada a wholly owned subsidiary, Aurum Financial Services, Inc. (“Aurum”). In June 2006, the Company’s Board of Directors authorized to spin off Aurum. Effective July 1, 2006, Aurum is formally spun off and is no longer a subsidiary of the Company (Note F).

In June 2006 the Company incorporated under the laws of Philippines a wholly owned subsidiary, Hemis Philippines Corporation. During the first quarter of 2007, the Company management decided to proceed with the plan of discontinuing operations of this subsidiary. Substantially all assets of the Philippines subsidiary were liquidated to pay off outstanding accounts payable and office expenses incurred during the quarter (Note F).

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations are described in Note F.

In January 2006 the Company incorporated under the laws of the State of Nevada four wholly owned subsidiaries, Tecton Corporation, Stratos Gold Corporation, Allegra Corporation and Sirius Corporation. .

In September 2006, the Company’s Board of Directors authorized to spin off Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (“Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off (Note F).

In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off (Note F).

In January 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off (Note F).

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Business and Basis of Presentation (Continued)

In January 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off (Note F).

The Company has only one subsidiary, Hemis Gold S.A. de C.V., which is currently active. Significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash and cash equivalents consist of operating funds held in financial institutions and funds held by an entity partially owned and controlled by the Company’s Chief Executive Officer and principal shareholder. The amount of funds held by the Chief Executive Officer at March 31, 2007 and December 31, 2006 was $22,742 and $51,617, respectively, and included in the cash and cash equivalents. The funds are used to pay for the Company's miscellaneous services and supplies.

Cash Held in Trust

At March 31, 2007 and December 31, 2006, the Company had $22,742 and $23,468, respectively, of cash held in a lawyer's trust account and the Company’s lawyer has authority to use the funds to pay legal bills, consulting fees, and expenses. There was no formal escrow agreement, and the President of the Company has the authority to allocate the trust funds and to withdraw the funds from trust at any time. The Company has excluded the cash held in trust from its cash and cash equivalents and accounted for as a current asset.

Mineral Properties and Exploration Costs

Mineral property interests are composed of mineral properties owned by the Company and rights to ownership of mineral properties which the Company can earn through cash or share payments, incurring exploration expenditures and combinations thereof. The Company accounts for its mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred, and all property sales and option proceeds received are credited to operations. When the existence of a mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on a property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property. Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. As of March 31, 2007, all mineral claim costs of carrying, retaining and developing unproven properties were charged to operations in the period incurred.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company is in exploration stage and has not generated any revenues as of December 31, 2005. The Company will recognize revenues pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition , revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred through an irrevocable transfer of metals to customers’ accounts or physical delivery of metals, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of certain sales contracts and purchase orders received from customers, the Company will recognize revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company may instruct a third-party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance may occur by the Company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when delivery occurs and title passes to the purchaser. Sales discounts will be recognized when the related revenue is recorded. The Company will classify any cash sales discounts as a reduction in revenue. Sales of metals products sold directly to smelters will be recorded when title and risk of loss transfer to the smelter at current spot metals prices. Recorded values will be adjusted monthly until final settlement. Sales of metal in products tolled, rather than sold to smelters, will be recorded at contractual amounts when title and risk of loss transfer to the buyer.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent accounting pronouncements

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

NOTE B - CAPITAL STOCK

The Company was authorized to issue 75,000,000 shares of common stock with par value of $.001 per share. In April 2006, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock from 75,000,000 shares to 150,000,000 shares with a par value of $.001 per share. The Company has 70,245,886 and 20,309,373 shares of common stock issued and outstanding at March 31, 2007 and December 31, 2006, respectively.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE B - CAPITAL STOCK (Continued)

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE B - CAPITAL STOCK (Continued)

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

In October 2006, the Company issued 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated September 7, 2006 (Note G). The shares issued were valued at $0.75 per share. Exploration expenditures of $18,750 were charged to operations during the year ended December 31, 2006.

In October 2006, the Company issued an aggregate of 357,420 shares of common stock at $0.95 per share in exchange for proceeds of $312,320 net of costs and fees. The Company incurred commission costs of $27,229 in connection with the issuance of these common shares.

In October 2006, the Company issued an aggregate of 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated June 19, 2006 (Note G). The shares issued were valued at $0.95 per share. Exploration expenditures of $23,750 were charged to operations during the year ended December 31, 2006.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE B - CAPITAL STOCK (Continued)

In December 2006, the Company issued an aggregate of 3,429 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $4,111 were charged to operations during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company received additional net proceeds in the amount of $1,330,938 for 1,158,332 shares of common stock subscribed. These shares were issued in January 2007.

In January 2007, the Company issued an aggregate of 1,154,862 shares of common stock in exchange for $1,326,774 of common stock subscribed during the year ended December 2006.

In January 2007, the Company issued an aggregate of 4,100 shares of common stock in exchange for commissions in connection with common stock subscribed during the year ended December 31, 2006.

In January 2007, the Company paid $33,582 of commission in connection with common stock subscribed during the year ended December 2006.

In January 2007, the Company issued an aggregate of 115,091 shares of common stock at $1.20 per share in exchange for proceeds of $108,000, net of costs and fees. The Company incurred commission costs of $30,109in connection with the issuance of these common shares.

In January 2007, the Company issued an aggregate of 10,000,000 shares of common stock at $.001 per share in exchange for proceeds of $10,000, for the exercise of stock options (Note C).

In January 2007, the Company issued an aggregate of 42,500 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $51,000 were charged to operations during the three months ended March 31, 2007.

On January 17, 2007 the Company declared a stock dividend in the amount of one common share of the Company to be issued for every one common share of the Company issued as of the Record Date of January 17, 2007. The aggregate number of common shares issued as a stock dividend 31,625,926. This excluded 50,000 shares of common stock that should been cancelled prior to the date of dividend. The Company corrected this error and cancelled the shares in March 2007.

In January 2007, the Company issued an aggregate of 3,470 shares of common stock in exchange for $4,164 of common stock subscribed during the year ended December 31, 2006.

In February 2007, the Company issued an aggregate of 101,770 shares of common stock at $1.20 per share in exchange for proceeds of $108,000, net of costs and fees. The Company incurred commission costs of $14,124 in connection with the issuance of these common shares.

In February 2007, the Company issued an aggregate of 607,500 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $ 729,000 were charged to operations during the three months ended March 31, 2007.

In February 2007, the Company issued an aggregate of 166,800 shares of common stock in exchange for proceeds of $100,080, net of costs and fees. The subscription agreement was entered into in December 2006 for 83,400 shares at $1.20 per share. Due to an administrative delay this subscription agreement was not processed until February 2007. In February 2007, the Company agreed to issue additional 83,400 shares of common stock to the investors at no costs to compensate the investors for the delay.

In February 2007, the Company issued an aggregate of 43,600 shares of common stock in exchange for commissions in connection with common stock subscribed during the year ended December 31, 2006.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE B - CAPITAL STOCK (Continued)

In February 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.90 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $19,000 were charged to operations during the three months ended March 31, 2007.

In March 2007, the Company issued an aggregate of 222,000 shares of common stock at $.65 per share in exchange for proceeds of $129,200, net of costs and fees. The Company incurred commission costs of $15,100 in connection with the issuance of these common shares.

In March 2007, the Company issued an aggregate of 5,063,636 shares of common stock to a consultant in exchange for services rendered and to be rendered from February 2007 through February 2008. The common shares issued were valued at $1.10 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $509,095 during the three months ended March 31, 2007. The unamortized portion of $5,060,905 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations. .

In March 2007, the Company issued an aggregate of 3,000,000 shares of common stock to a consultant in exchange for services rendered and to be rendered from March 13, 2007 through March 13, 2009. The common shares issued were valued at $1.50 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $295,891 during the three months ended March 31, 2007. The unamortized portion of $4,204,109 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.30 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $13,000 were charged to operations during the three months ended March 31, 2007.

In March 2007, the Company issued an aggregate of 40,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through October 1, 2008. The common shares issued were valued at $1.34 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $14,465 during the three months ended March 31, 2007. The unamortized portion of $39,135 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 36,604 shares of common stock in exchange for commissions in connection with common stock subscribed.

During the period ended March 31, 2007, the Company received additional proceeds in the amount of $58,802 for 44,400 shares of common stock subscribed. Subsequent to the date of the financial statements, 14,400 shares have been issued.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
		Contractual
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 1.50	50,000	4.75	$ 1.50	50,000	$ 1.50
$ 1.00	50,000	3.75	$ 1.00	50,000	$ 1.00
	100,000	4.26	$ 1.25	100,000	$ 1.25

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Balance at February 9, 2005 (date of inception):	-	$-
Granted	10,000,000	0.001
Exercised	-
Cancelled or expired	-	-
Outstanding at December 31, 2005	10,000,000	$0.001
Granted	50,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2006	10,050,000	$0.01
Granted	50,000	1.50
Exercised	(10,000,000)	0.001
Cancelled or expired	-	-
Outstanding at March 31,2007	100,000	$1.25

In May 2005, the Company granted an aggregate of 10,000,000 stock options to its officers in exchange for services provided and to be provided over the period of 5 years pursuant to the option agreements. The Company concluded that these officers were not employees as defined under Statements of Financial Accounting Standards (SFAS)123 R: Share Based Payments and under the definition of common law and Internal Revenue Service regulations, Revenue Rulings 57-246, 68-597 and 87-41, and the Internal Revenue Services' Employment Tax Handbook. The exercise prices of the stock options granted were at par. The options vested in full at grant and are exercisable anytime within 5 years from the grant date. The options granted are intended to retain the services of these officers over a five-year service period, and the Company does not intend to issue more options to these officers until the 5-year service term expires in year 2010, at which time the performance will be reviewed and additional rewards will be determined. The Company accounted for the stock options at the fair market value of the Company's common stock. Deferred compensation cost in the amount of $5,500,000 was recorded as a reduction of stockholders' equity and will be amortized over the 5-year period of services to be provided by the officers. Compensation expense of $271,232 was charged to operations for the three months period ended March 31, 2007 and 2006. Should the officers terminate the service agreements within 5 years, the Company has no rights to cancel the options issued and will charged all unamortized costs to operations at that time. The terms of these options were required by the officers at the time the option and service agreements were entered into, and the Company determined that it was necessary to agree to these terms in order to retain the services of the officers. In January 2007, the officers exercised the stock options in exchange for an aggregate of 10,000,000 shares of the Company’s common stock (Note B).

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE C - STOCK OPTIONS (Continued)

In January 2007, the Company granted an aggregate of 50,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the three months period ended March 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 182%. Compensation expense of $72,300 was charged to operations during the three months ended March 31, 2007.

NOTE D - PUT AGREEMENT

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

Assumptions used to estimate the fair value of the put option are as follows:

Risk-free interest rate	4.50%
Dividend yield	-
Volatility	165%
Time to expiration	0.35 year

Equity was reduced by the original value of the shares, being $515,852, with the remaining value of $433,540 being charged to other expense. The fair value of the put option is determined each reporting period with changes in the fair value recorded as other income or expense. At December 31, 2006, the fair value of the put option was $636,167, accordingly a gain of $313,224 in connection with the valuation adjustment on the put agreement was recorded at December 31, 2006. On February 8, 2007, the Company became eligible for trading on the OTCBB, and the put agreements were exercised. The fair value of the put option was $656,956 on February 8, 2007, accordingly a loss of $20,789 in connection with the valuation adjustment on the put agreement was recorded on February 8, 2007. Upon exercise of the put agreements in February 2007, the Company canceled 2,311,346 shares of common stock.

NOTE E – COMMITMENTS AND CONTINGENCIES

Management Agreements

The Company has management agreements with its President and Chief Executive Officer, Chief Financial Officer and Secretary, and Chief Operating Officer and Geologist, all of whom are also Company’s significant shareholders. The Agreements provide terms of compensation and may be terminated at any time with 14 days notice been delivered by the party.

Advisory Board Agreements

The Company has Advisory Board Agreements with two Board members. The Agreements provided a term of two years, and may be terminated at any time with 14 days notice been delivered by the party.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES (Continued)

Acquisition of Mining Rights

On December 20, 2005 the Company entered into a “Memo of Understanding”, and subsequently a formal option agreement on June 19, 2006 with Corex Gold Corp.(“Corex) to acquire Santa Rita Claim property located in Zacatecas, Mexico. The option agreement had no initial costs, and the Company has the right to acquire a 49% interest in the Santa Rita property upon incurring exploration expenses as agreed upon. Pursuant to the agreement, the Company committed to exploration expenditures of minimum $200,000 over the first 12 months at which time the Company shall have the rights to withdraw, without earning any interest. The Company will also issue 25,000 treasury shares to Corex upon commencement of Phase 1 of the agreement. The 25,000 shares were issued to Corex in October 2006 (Note B). As of December 31, 2005, the Company has incurred and charged to operations, $22,519 of expenditures pursuant to this agreement. On the 1 st anniversary of the agreement, the Company would commit to exploration expenditures of minimum $300,000 over additional 12 months at which the Company will issue 75,000 treasury shares to Corex. On the 2 nd anniversary, Corex would commit to exploration expenditures of minimum $450,000 over additional 12 months at which time the Company will issue 100,000 treasury shares to Corex. The Company may terminate the option agreement at any time hereafter without further obligation or liability to Corex except respecting payments, which have not at such time made to Corex in relation to milestones that have been achieved prior to the time of termination. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $31,177.

On January 29, 2007, the Company entered into a letter agreement (the “2007 Option Agreement”) with Corex. The 2007 Option Agreement replaces the option agreement dated June 19, 2006, whereby the Company’s interest in the Santa Rita is changed to 49% interest whatever Corex Gold holds in Santa Rita property as opposed to a 49% interest in the Santa Rita property itself. During the three months ended March 31, 2007, the Company incurred and charged to operations exploration expenditures in the amount of $200,000.

On December 31, 2005, the Company’s wholly owned subsidiary, Hemis Gold S.A. de C.V., entered into an option agreement to acquire a 67.5% interest in the El Tigre located in the Municipality of Sahuaripa, Sonora, Mexico. The option agreement had no initial costs. If Company incurred $200,000 of exploration expenditures within 548 days from the date of the agreement, the Company will acquire a 67.5 % interest in the El Tigre Concession and the Porvenir Concession mineral claims. As of December 31, 2005, the Company has not incurred expenditures pursuant to this agreement. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $140,227. During the three months ended March 31, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $102,621.

On September 7, 2006 the Company signed an option agreement to acquire a 75% interest in the mineral rights to the La Centela property. The agreement was amended on October 4, 2006. The option consists of two parts; an option for the first 70% and an option for a further 5%. To acquire the first 70% of the mining rights the Company must pay cash consideration of $500,000 and issue 500,000 common shares to the mineral rights owner, spend at least $2,000,000 in exploration expenses, all prior to October 5, 2010, pursuant to a scheduled payment plan described below, and make a final share payment of 1 share for every ounce of gold the Company identifies, if the Company identify any gold, to a maximum of 10,000,000 shares. If the Company exercises the option to acquire 75% of the mineral rights, the Company may then acquire a further 5% of the total claim by making a cash payment of $1,000,000.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES (Continued)

To exercise the first 70% of the mining rights, the Company must deliver the following stock and payments to the mining concession owners, and make the following exploration expenditures:

  pay $25,000 and issue 25,000 common shares by October 14, 2006 (Note B)
  by October 5, 2007, pay an additional $50,000, issue 50,000 more common shares and spend $200,000 on exploration expenses;
  by October 5, 2008, pay an additional $75,000, issue 75,000 more common shares and spend $200,000 on additional exploration expenses;
  by October 5, 2009, pay an additional $100,000, issue 100,000 more common shares and spend an additional $200,000 on exploration expenses;
  by October 5, 2010, pay an additional $250,000, issue 250,000 more common shares and spend an additional $3,200,000 on exploration expenses;
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

Litigation

As of March 31, 2007, the Company is not a party to ant legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Option Agreement

On May 15, 2005, the Company entered into an Option Agreement with its Chief Geologist. Pursuant to the Option Agreement, the Company agreed to issue 1,000,000 stock options to Chief Geologist. The exercise price of the options is $0.001 per share, and shall expire 60 days after the termination of the consulting agreement between the Company and COO. The grant and vesting of the stock options is contingent upon the Company acquiring rights to a property on which a gold deposit of at least 500,000 ounces of gold is proven. As of March 31, 2007, the Company has not acquired rights to properties as defined and the stock options have not been granted or vested.

NOTE F – DISCONTINUED OPERATIONS

Aurum Financial Services, Inc.

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

Aurum had no assets at December 31, 2006. During the second quarter of 2006, the Company transferred $50,023 of cash to Aurum for working capital purposes. Aurum incurred $22,128 of office expenses during the quarter ended June 30, 2006. Prior to the spin-off, Aurum had $10,000 of prepaid expenses and $17,895 of cash in bank.

The following summarizes the disposition of the Aurum:

Net assets disposed of	$(27,895)
Net loss on disposal of Aurum	$(27,895)

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

Operating results for the discontinued operations for the period ended March 31, 2006 and for the period from February 9, 2005 (date of inception) through March 31, 2007 were:

			For the period
			from
			February 9,
			2005
	For the three	For the three	(date of
	months	months	inception)
	ended March	ended March 31	through March
	31,		31,
	2007	2006	2007
Revenue	$-	$-	$-
Expenses	-	-	22,128
Net (loss) before tax	-	-	(22,128)
Income tax provision (benefit)	-	-	-
Net loss	-	-	(22,128)

Net loss on the disposition of Aurum, before tax	-	-	(27,895)
Income tax provision (benefit)	-	-	-
Loss on disposition of Aurum	-	-	(27,895)
Loss on discontinued operations, net of tax	$-	$-	$(50,023)

There were no depreciation and amortization expense included in all period presented.

Subsequent to the spin-off of Aurum, the Company has agreed to grant Aurum a loan of $125,000 as business start up costs and to promote their activities. As of March 31, 2007 and December 31, 2006, the Company has advanced $95,000 to Aurum. The loan is non-interest bearing and is due no later than December 31, 2007. The Company’s 3 directors have voting controls of Aurum.

Stratos Gold Corporation

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

Tecton Corporation

In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off. Subsequent to the spin-off of Tecton, the Company advanced Tecton working capital of $50,000. As of March 31, 2007 and December 31, 2006, advances to Tecton amounted $50,000 and $0, respectively. The advance is non-interest bearing and is due on demand. The Company’s President and CEO has voting controls of Tecton.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

Sirius Corporation

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off. Subsequent to the spin-off of Sirius, the Company advanced Sirius working capital of 10,000. As of March 31, 2007 and December 31, 2006, advances to Sirius amounted $10,000 and $0, respectively. The advance is non-interest bearing and is due on demand. The Company’s President and CEO has voting controls of Sirius. Additionally, the Company acquired 1,000,000 common shares of Sirius Corporation at $0.001 per share. This represents approximately 2% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Sirius. Considerable management judgment is necessary to estimate fair value of the shares purchased. Sirius has minimal operations as of March 31, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $1,000 for the impairment of the restricted stock purchased.

Allegra Corporation

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off. Subsequent to the spin-off of Allegra, the Company acquired 500,000 common shares of Allegra at $0.001 per share. This represents approximately 1% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Allegra. Considerable management judgment is necessary to estimate fair value of the shares purchased. Allegra has minimal operations as of March 31, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $500 for the impairment of the restricted stock purchased.

Hemis Philippines Corporation

During the first quarter of 2007, the Company management decided to proceed with the plan of discontinuing operations of Hemis Philippines Corporation. Substantially all assets of the Philippines subsidiary were liquidated to pay off outstanding accounts payable and office expenses incurred during the quarter. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated.

The following summarizes the assets and liabilities of discontinued operations as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Assets:
Cash	$-	$350
Leasehold Improvements	-	12,135
Furniture & Fixtures	-	5,545
Computer Equipment	-	6,112
Automobile	-	6,319
Accumulated Depreciation	-	(14,186)
Total Assets	$-	$16,275

Liabilities:
Accounts payable and accrued liabilities	$8,637	$15,444
Total Liabilities	$8,637	$15,444

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

During the three months ended March 31, 2007 the Company sold the assets of the Philippines subsidiary in exchange for net proceeds of $11,205. The assets sold had a net book value of $15,925, accordingly the company accounted for $4,720 of loss on disposal of the assets. The following summarizes the operating results for the discontinued operations for the period end March 31, 2007 and 2006, and for the period from February 9, 2005 (date of inception) through March 31, 2007:

	For the three months	For the three months	For the period from
	ended March 31, 2007	ended March 31, 2006	February 9, 2005(date
			of inception) through
			March 31, 2007
Revenue	$-	$-	$-
Expenses	(4,748)	-	(86,090)
Loss on disposal of discontinued operations	(4,720)	-	(4,720)
Net (Loss)	$(9,468)	$-	$(90,810)

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the period February 9, 2005 (date of inception) to March 31, 2007, the Company accumulated losses of $11,171,738. The Company’s current assets exceeded its current liabilities by $332,417. However, the Company has generated no revenues to date, has incurred operating expenses and has sustained losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE H – SUBSEQUENT EVENTS

On April 19, 2007 the Company won a raffle to determine which of several concurrent applicants would be able to proceed with an application to obtain a mining concession on La Casita. La Casita is a mineral exploration concession which is located close to the Company’s El Tigre, Porvenir and La Centela concessions (Note E). The concession will be reserved for the Company by the Mexican government pending the Company’s application and if all of the formalities are complied with (and all the correct technical information is supplied), the Company anticipate that it will be granted a 100% interest in the La Casita mineral concession within two to six months. The Company aims to integrate exploration of the La Casita concessions with the ongoing mapping and sampling across the El Tigre project area.

Subsequent to the date of the financial stataments, the Company issued 14,400 shares of common stock in exchange for common stock subscribed in March 2007, and 12,500 shares of common stock in exchange for services.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Introduction

Hemis Corporation (“we”, “us”, “Hemis”) was incorporated as a Nevada company on February 9, 2005. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We currently have one active wholly-owned subsidiaries, Hemis Gold SA de CV which was incorporated in Mexico in May 2005. We plan to use the Mexican subsidiary to carry out exploration activities in Mexico.

Overview

We are engaged in the acquisition and exploration of mineral properties in La Zacatecas, Mexico; Sonora, Mexico; British Columbia, Canada; and Alaska, U.S. Our plan of operations for the next twelve months beginning April 1, 2007 is to conduct exploration of our mineral properties in Mexico, Canada and the U.S.

We have only recently begun our current operations and we have not yet earned any revenues and have had operational losses to date, as well as an accumulated deficit. From our inception on February 9, 2005 until March 31, 2007 we incurred a total comprehensive loss of ($11,172,478).

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

Plan of Operation

We are engaged in the acquisition and exploration of mineral properties in Zacatecas, Mexico, Sonora, Mexico, British Columbia, Canada and Alaska, U.S.A. We hold options to acquire interests in four mineral concessions on properties in Mexico and we hold the rights to acquire various offshore prospect permitting applications in Alaska, and some of the Alaska applications have been granted. We also hold the rights to acquire interests in two mineral claims in Canada as described below:

Name of Property	Location	Nature of Interest
Santa Rita Property	La Zacatecas, Mexico	Option to acquire a 49% interest (of Corex Gold's interest) in mining rights
El Tigre Property	Sonora, Mexico	Option to acquire a 67.5% interest in mining rights
Porvenir Property	Sonora, Mexico	Option to acquire a 67.5% interest in mining rights
La Centela Property	Sonora, Mexico	Options to acquire up to a 75% interest in mining rights
La Casita Property	Sonora, Mexico	Exclusive right to complete our application to acquire a 100% interest in mining rights
Anchor Point Gold Project	Alaska, US	Rights to acquire various offshore prospecting permit applications and a non- exclusive license of geologic information
Wolfe Creek and Covenant and Covenant Claims	British Columbia, Canada	Option to acquire 100% interest in mining rights of two properties

Our plan of operation for the next twelve months beginning April 1, 2007 is to carry out exploration of our mineral properties in Mexico and Canada and to get approval for the offshore prospecting permit applications which relate to our five potential exploration project locations in Alaska. We intend to primarily explore for gold and molybdenum, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that it will cost us approximately $7,000,000 in exploration expenses and take us until summer of 2009 to determine if the mineral properties on which we have options, do have commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Dr. Doug Oliver, Vice-President Operations. We will engage contractors to carry out our exploration programs under Dr. Oliver’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according the specific exploration program on each property. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral claims is recommended, and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

Our planned exploration expenditures for the next twelve months (beginning April 1, 2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the joint El Tigre Gold Project (the joint El Tigre, Porvenir, La Centela and La Casita Claims)	$ 1,595,000
Payment towards acquisition of La Centela mining rights	$ 250,000
Payment towards acquisition of rights in respect of the Cook Inlet Permit Applications	$ 50,000
Exploration of the Anchor Point Gold Project, Alaska	$ 1,000,000
Payment towards acquisition of Santa Rita mining rights	$ 400,000
Payment towards acquisition of El Tigre and Porvenir mining rights	$ 200,000
Payment towards acquisition of Wolfe Creek and Covenant mining rights	$ 333,000
Exploration of the Wolfe Creek and Covenant mining rights	$ 500,000
Obtaining interests in other mining rights, including La Casita	$ 2,000,000
General and Administrative Expenses	$ 4,000,000
Total	$10,328,000

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

As of March 31, 2007, we had approximately $190,000 in cash or cash equivalents and $23,000 of cash held in trust. Based on our planned expenditures as outlined above, we require additional capital of approximately $10,115,000 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this Quarterly Report for the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

Our specific exploration plans for each of our mineral properties, together with the estimated time periods and our estimated budgets for our exploration programs, are described below:

Santa Rita

On January 29, 2007 we signed a 2007 Option Agreement with Corex Gold relating to the Santa Rita project. This agreement changed our interest in the Santa Rita project from a 49% interest in the property itself, to a 49% interest in whatever interest Corex Gold has in the property. Therefore we will no longer be carrying out exploration of the property and will not incur any more exploration expenses. Instead, we will need to make six payments to Corex Gold as detailed below in order to exercise our option.

Due Date	Payment	Common Shares
January 31, 2007	$200,000 (paid in January 2007)	25,000 (Paid in October, 2006)
July 31, 2007	$200,000	75,000
January 31, 2008	$200,000	50,000
July 31, 2008	$200,000	50,000
January.31, 2009	$200,000
Total	$1,000,000	200,000

El Tigre, Porvenir and La Centela Claims

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

On September 7, 2006 we entered into a binding letter of intent agreement with Electrum Capital, Inc. and Snra. Maria de Los Angeles Valverde Guzman (the "Optionors") whereby we obtained options to acquire up to 75% of the La Centela mineral claims. The La Centela option agreement consists of two parts; an option to acquire the first 70% of the mining rights and an option for a further 5% of the mining rights. To acquire the first 70% of the mining rights we must pay $500,000 and issue 500,000 of our common shares to the mineral rights owner, spend at least $2,000,000 in exploration expenses and make a final share payment of one share for every ounce of gold we identify, if we identify any gold, to a maximum of 10,000,000 shares. If we exercise our option to acquire the first 70% of the mineral rights, we may then acquire a further 5% of the total claim by making a cash payment of $1,000,000.

To date we have carried out exploratory work on the El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims) and have discovered molybdenum mineralization veins warranting further exploration in three locations on the La Centela concessions.

Our plan of exploration for the joint El Tigre Gold Project is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Commence core drilling
We commenced core drilling operations in April 2007 using Cabo Drilling. Initial drilling will be on three of the five known gold-bearing breccia zones. We are planning on eight holes averaging 200 meters each. Estimated time for completion is two months. Projected cost for this phase is $1,200,000.

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

La Casita

La Casita is a mineral exploration concession which is located close to our El Tigre, Porvenir and La Centela concessions. On April 19, 2007 we won a raffle to determine which of several concurrent applicants would be able to proceed with an application to obtain a mining concession on La Casita. The concession will be reserved for us by the Mexican government pending our application and if all of the formalities are complied with (and all the correct technical information is supplied), we anticipate that we will be granted a 100% interest in the La Casita mineral concession within two to six months. We aim to integrate exploration of the La Casita concessions with the ongoing mapping and sampling across the El Tigre project area.

Anchor Point Gold Project

On January 8, 2007 we entered into an agreement with Aspen Exploration Corporation pursuant to which Aspen assigned us State of Alaska offshore prospecting permit applications, together with a non-exclusive license of all of Aspen’s right, title and interests to all maps, aeromagnetic surveys and geologic information developed by Aspen in the Cook Inlet, Alaska (the “Anchor Point Gold Project”).

As at May 10, 2007, only some of the offshore prospecting permit applications have been approved. Whilst we wait for approval on the remaining permits, we are involved in reviewing the aeromag data and determining where the sampling program is to take place. We have also contracted Earthfield Technologies of Houston to process newer aeromagnetic data covering the Lower Cook Inlet. We plan to conduct an oceanographic survey over the key areas of interest to get data on bathymetry, sediment stratigraphy and local magnetic variations. We have retained Entrix, Inc. to assist us in getting the necessary state and federal permits. We anticipate starting our exploration program on the Anchor Point Gold Project in mid August 2007.

We will persist in applying for the offshore prospecting permits and if we are successful in obtaining them, we have agreed with Aspen on the following plan of operation, which we shall use as our basis for exploration, development and mining of all ores, minerals, and mineral resources in the area:

  In the first year, we will acquire additional aeromagnetic data in the Cook Inlet, Alaska, and apply for additional State of Alaska offshore prospecting permits or federal offshore exploration and mining rights.

  In the second and subsequent years, we will obtain permits and conduct exploration of the area.

  If commercial feasibility is demonstrated, we will acquire the equipment needed to economically produce any identified deposits.

Wolfe Creek and Covenant Properties

On March 13, 2007 we entered into an option agreement with Stacs GmbH whereby we acquired an option to purchase a 100% mining rights to the Wolfe Creek and Covenant mineral concessions in British Columbia, Canada, subject to a 3% royalty.

Over the next 36 months, we plan to spend approximately $1,000,000 on mapping, re-sampling, relocation, geological, geochemical and geophysical surveys, and trenching. Subsequent drilling will require some remediation work. We are still in the early stages of developing our full exploration plan on this property, and we anticipate that we will begin exploration of this property in October 2007. We plan on spending approximately $500,000 over the next 12 months in exploration of the Wolfe Creek and Covenant claims.

Our exploration plans for all our mineral interests will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, and the price of gold and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

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

Number of Employees

As of March 31, 2007, our Chief Executive Officer our Chief Financial Officer work as full time consultants, each contributing approximately 40% of their time to Hemis. We have five administrative assistants in our Swiss office and we employ two geologists on a part time basis. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, business and financial consulting and legal services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations for the Three Months ended March 31, 2007, three months ended March 31, 2006 and for the period from February 9, 2005 (inception) to March 31, 2007

Our results of operations are presented below:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Period from February 9, 2005 (inception) to March 31, 2007
Costs and Expenses:
General and Administrative	$3,071,796	$1,234,007	$10,878,604
Depreciation	3,743	677	11,168
Total Operating Expense	3,075,539	1,234,684	10,889,772
Loss from Operations	(3,075,539)	(1,234,684)	(10,889,772)
Loss on put agreement	(20,789)	-	(141,105)
Loss on discontinued operations	(9,468)	-	(140,861)
Net Loss	(3,105,796)	(1,234,684)	(11,171,738)
Loss per common share (basic and assuming dilution)	$ (0.05)	$ (0.06)
Weighted average common shares for computation	57,737,178	11,323,962

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

During the period from January 1, 2007 to March 31, 2007, our general and administrative expenses primarily included the following: accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses, and exploration and mineral costs.

For the three months ended March 31, 2007 our total operating expenses were $3,075,539 compared to $1,234,684 for the three months ended March 31, 2006. This $1,840,855 increase in operating expenses is primarily due our increased business in the last twelve months and an associated increase in professional fees including accounting, legal and other consulting fees, increased travel and entertainment expenses, and increased mineral and exploration costs.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $191,113. This is a significant decrease from our cash or cash equivalents of $2,437,981 as at December 31, 2006. The principal reason for this decrease in cash is the buy back program which we concluded on February 13, 2007 when we repurchased a total of 2,311,346 shares from 33 shareholders and returned them to treasury for cancellation at a cost of $1,503,382.

In order for us to exercise our option and acquire a 49% interest in whatever interest Corex Gold holds in the Santa Rita Property, we must make the following payments of money and shares to Corex Gold:

Due Date	Payment	Common Shares
January 31, 2007	$ 200,000 (paid in January 2007)	(Paid in October, 2006) 25,000
July 31, 2007	200,000	75,000
January 31, 2008	200,000	50,000

July 31, 2008	200,000	50,000
January.31, 2009	200,000
Total	1,000,000	200,000

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

To exercise our option to acquire the first 70% of the La Centela mineral claim, we must spend at least $550,000 and issue 125,000 common shares by October 5, 2008, and a further $1,950,000 and 350,000 common shares by October 5, 2010, within the following time periods and as follows:

Period	Share to be Issued	Cash Payments	Exploration Expenditures
Already Paid & Issued (due October 14, 2006)	25,000 common shares (valued at $0.95 per share)	$ 25,000	$0
October 6, 2006 – October 5, 2007	50,000 common shares	50,000	200,000
October 6, 2007– October 5, 2008	75,000 common shares	75,000	200,000
October 6, 2008 – October 5, 2009	100,000 common shares	100,000	200,000
October 6, 2009 – October 5, 2010	250,000 common shares	250,000	1,400,000

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

We expect to require approximately an additional $10,130,000 in financing to continue our planned operations for the next year (from April 1, 2007).

The independent certified public accountant has stated in their report included in our December 31, 2006 Form 10-KSB, that our recurring losses raise substantial doubts about our ability to continue as a going concern, and the Company is dependent upon management's ability to develop profitable operations.

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

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Hemis and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our first quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve Hemis or any of its properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In January 2007, we issued an aggregate of 4,100 shares of common stock in exchange for commissions in connection with common stock subscribed during the year ended December 31, 2006.

In January 2007, we issued an aggregate of 115,091 shares of common stock at $1.20 per share in exchange for proceeds of $108,000, net of costs and fees. We incurred commission costs of $30,109 in connection with the issuance of these common shares.

In January 2007, we issued an aggregate of 10,000,000 shares of common stock at $.001 per share in exchange for proceeds of $10,000, for the exercise of stock options to Norman Meier and Bruno Weiss, our directors.

In January 2007, we issued an aggregate of 42,500 shares of common stock in exchange for services rendered at $1.20 per share.

On January 17, 2007 we declared a stock dividend in the amount of one common share of we to be issued for every one common share of we issued as of the Record Date of January 17, 2007. The aggregate number of common shares issued as a stock dividend 31,625,926. This excluded 50,000 shares of common stock that should been cancelled prior to the date of dividend. We corrected this error and cancelled the shares in March 2007.

In January 2007, we issued an aggregate of 3,470 shares of common stock in exchange for $4,164 of common stock subscribed during the year ended December 31, 2006.

In February 2007, we issued an aggregate of 101,770 shares of common stock at $1.20 per share in exchange for proceeds of $108,000, net of costs and fees. We incurred commission costs of $14,124 in connection with the issuance of these common shares.

In February 2007, we issued an aggregate of 607,500 shares of common stock in exchange for services rendered at $1.20 per share.

In February 2007, we issued an aggregate of 166,800 shares of common stock in exchange for proceeds of $100,080, net of costs and fees. The subscription agreement was entered into in December 2006 for 83,400 shares at $1.20 per share. Due to an administrative delay this subscription agreement was not processed until February 2007. In February 2007, we agreed to issue additional 83,400 shares of common stock to the investors at no costs to compensate the investors for the delay.

In February 2007, we issued an aggregate of 43,600 shares of common stock in exchange for commissions in connection with common stock subscribed during the year ended December 31, 2006.

In February 2007, we issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.90 per share.

In March 2007, we issued an aggregate of 222,000 shares of common stock at $.65 per share in exchange for proceeds of $129,200, net of costs and fees. We incurred commission costs of $15,100 in connection with the issuance of these common shares.

In March 2007, we issued an aggregate of 5,063,636 shares of common stock to a consultant in exchange for services rendered and to be rendered from February 2007 through February 2008. The common shares issued were valued at $1.10 per share.

In March 2007, we issued an aggregate of 3,000,000 shares of common stock to a consultant in exchange for services rendered and to be rendered from March 13, 2007 through March 13, 2009.

In March 2007, we issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.30 per share.

In March 2007, we issued an aggregate of 40,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through October 1, 2008..

In March 2007, we issued an aggregate of 36,604 shares of common stock in exchange for commissions in connection with common stock subscribed.

During the period ended March 31, 2007, we received additional proceeds in the amount of $58,802 for 44,400 shares of common stock subscribed. Subsequent to the date of the financial statements, 14,400 shares have been issued.

These transactions were exempt from registration pursuant to Regulation S or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION:

La Casita

La Casita is a mineral exploration concession which is located close to our El Tigre, Porvenir and La Centela concessions. On April 19, 2007 we won a raffle to determine which of several concurrent applicants would be able to proceed with an application to obtain a mining concession on La Casita. The concession will be reserved for us by the Mexican government pending our application and if all of the formalities are complied with (and all the correct technical information is supplied), we anticipate that we will be granted a 100% interest in the La Casita mineral concession within two to six months. We aim to integrate exploration of the La Casita concessions with the ongoing mapping and sampling across the El Tigre project area.

The La Casita concession is located about 250 km east of Hermosillo and 12 km east of the village of Valle de Tacupeto. Accessible by road, the La Casita claim is mountainous, consisting of approximately 39.18 hectares and is at an elevation of 1600 m.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on February 9, 2005 (1)
3.2	Certificate of Amendment to Articles of Incorporation filed April 28, 2006 (1)
10.1	Letter agreement for Santa Rita with Corex Gold Corporation dated January 29, 2007 (5)
10.2	El Tigre and Porvenir Option Agreement (1)
10.3	La Centela Option Agreement (2)
10.4	Addendum to La Centela Option Agreement (2)
10.5	Hudson Capital Corp. Consulting Agreement (1)
10.6	Amendment to Hudson Capital Corp. Consulting Agreement (4)
10.7	Norman Meier Management Agreement (1)
10.8	Bruno Weiss Management Agreement (1)
10.9	Norman Meier Option Agreement (3)
10.10	Bruno Weiss Option Agreement (3)
10.11	Agreement with Aspen Exploration Corporation dated January 8, 2007 (5)
10.12	Wolfe Creek and Covenant Properties Option Agreement dated March 13, 2007 (5)
10.13	Consulting Agreement with Dorado Inc. (5)
10.14	Consulting Agreement with Battle X Inc. (5)
10.15	Consulting Agreement with Westgate Corporation (5)
10.16	Consulting Agreement with Dr. Fuat Cirit (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as dopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed July 21, 2006.
(2)	Included as exhibits on our Form SB-2/A #2 filed November 1, 2006.
(3)	Included as exhibits on our Form SB-2/A #3 filed November 27, 2006.
(4)	Included as exhibits on our Form SB-2/A #4 filed December 12, 2006
(5)	Included as exhibits on our Form SB-2 filed April 18, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemis Corporation
(Registrant)

/s/ Norman Meier
Date: May 15, 2007	Norman Meier
Director, President, Chief Executive Officer

/s/ Bruno Weiss
Date: May 15, 2007	Bruno Weiss
Director, Chief Financial Officer