Form 10QSB
period 2007-06-30
HEMIS CORP
filed 2007-08-14
CIK 1325950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes   [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007, the registrant’s outstanding common stock consisted of 72,263,816 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Hemis Corporation (the “Company”, “Hemis”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Hemis Corporation
June 30, 2007
(unaudited)

Index to Financial Statements	Page

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	F-2

Condensed Consolidated Statements of Losses for the three and six months ended June 30, 2007 and June 30,2006, and for the period from February 9, 2005 (date of inception) to June 30, 2007	F-3

Condensed Consolidated Statements of (Deficiency in) Stockholders' Equity for the period from February 9, 2005 (date of inception) to June 30, 2007	F-4 ~ F-12

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30,2006 , and for the period from February 9, 2005 (date of inception) to June 30, 2007	F-13 ~ F-14

Notes to Unaudited Condensed Consolidated Financial Statements	F-15 ~ F-32

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

(June 30, 2007)

HEMIS CORPORATION
(An exploration stage company)
(unaudited)

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007

	(Unaudited)
	June 30,	December
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,054	$2,437,981
Cash held in trust (Note A)	-	23,468
Advances to related party ( Note F)	-	95,000
Prepaid expenses and other current assets	289,585	179,847
Total current assets	563,639	2,736,296
Property and equipment, at cost:
Furniture and equipment	136,697	70,460
Less: accumulated depreciation	(17,258)	(8,038)
Total property and equipment, net	119,439	62,422

Net assets of discontinued operations (Note F)	-	16,275

Total assets	$683,078	$2,814,993

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$454,687	$266,782
Other payables	50,000	-
Advances from related party ( Note F)	1,150,601	-
Put liability (Note D)	-	636,168
Total current liabilities	1,655,288	902,950
Net liability of discontinued operations(Note F)	8,637	15,444
COMMITMENTS AND CONTINGENCIES (Note E)	-	-
(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 150,000,000 shares
authorized at June 30, 2007 and December 31, 2006;
71,373,816 and 20,309,373 shares issued and outstanding at June 30,
and December 31, 2006, respectively (Note B)	71,372	20,309
Deferred compensation expenses (Note B and C)	(10,771,749)	(3,666,667)
Additional paid-in capital	25,169,979	12,282,458
Common stock subscription payable (Note B)	237,001	1,330,938
Common stock subscription receivable (Note B)	(3,300)	(3,300)
Accumulated deficit during exploration stage	(15,672,309)	(8,065,942)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(11,841)	(1,197)
(Deficiency in) Stockholders' equity	(980,847)	1,896,599
Total liabilities and (deficiency in) stockholders' equity	$683,078	$2,814,993

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
(Unaudited)

						For the period
	For the		For the	For the six	For the six	February 9,
	Months		Months	Months	Months	(date of
	June 30,		June 30,	June 30,	June 30,	through June
	2007		2006	2007	2006	2007
Costs and Expenses:
General and Administrative	$4,495,094		$800,008	$7,566,890	$2,034,015	$15,373,726
Depreciation	5,477		12,111	9,220	12,788	16,645
Total Operating Expense	4,500,571		812,119	7,576,110	2,046,803	15,390,371

Loss from Operations	(4,500,571)		(812,119)	(7,576,110)	(2,046,803)	(15,390,371)

Other income (expenses):
Loss on put agreement (Note	-		-	(20,789)	-	(141,105)

Loss from continuing
taxes and discontinued	(4,500,571)		(812,119)	(7,596,899)	(2,046,803)	(15,531,476)
Provision for Income Tax	-		-	-	-	-

Loss from continuing
discontinued operations	(4,500,571)		(812,119)	(7,596,899)	(2,046,803)	(15,531,476)
Loss from discontinued	-		(22,128)	(4,748)	(22,128)	(108,218)
Loss on disposal of	-		-	(4,720)	-	(32,615)

Net Loss	$(4,500,571)	$	(834,247)	$(7,606,367)$	$(2,068,931$	(15,672,309)

Other Comprehensive Losses
Loss on foreign currency	(11,101)		-	(10,644)	-	(11,841)
Total Comprehensive Loss	$(4,511,672)	$	(834,247)	$(7,617,011)	$(2,068,931$	(15,684,150)

Loss per common share (basic	$(0.06)		$(0.07)	$(0.12)	$(0.17)
Continuing operations	$(0.06)		$(0.07)	$(0.12)	$(0.17)
Discontinued operations	$(0.00)		$(0.00)	$(0.12)	$(0.17)

Weighted average common
for computation	70,753,576		12,681,489	64,224,378	12,028,587

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

						Deficit
						Accumulated
			Additional	Common	Deferred	During
	Common	Stock	Paid in	Stock	Compensation	Exploration
	Shares	Amount	Capital	Subscription	Expense	Stage	Total
Issuance of common stock to
founders in May 2005 at
$0.001 per share	10,000,000	$10,000	-	$-	$-	$-	$10,000
Issuance of stock options to
founders in May 2005 in
exchange for deferred	-	-	5,500,000	-	(5,500,000)	-	-
compensation (Note C)
Shares issued in May 2005
pursuant to private
placement at $.55 per share	30,000	30	16,470	-	-	-	16,500
Shares issued in July 2005 in
exchange for services at
$.55 per share	100,000	100	54,900	-	-	-	55,000
Shares issued in July 2005
pursuant to private
placement at $.55 per share	500	1	274	-	-	-	275
Shares issued in August
2005 pursuant to private
placement at $.55 per share,	458,183	458	226,342	-	-	-	226,800
net of costs and fees
Shares issued in September
2005 in exchange for
services at $.55 per share	100,000	100	54,900	-	-	-	55,000
Common stock subscribed	-	-	-	430,625	-	-	430,625
Amortization of deferred	-	-	-	-	733,333	-	733,333
compensation (Note C)
Net loss	-	-	-	-	-	(1,237,203)	(1,237,203)
Balance at December 31, 2005	10,688,683	$10,689	$5,852,886	$430,625	$(4,766,667)	$(1,237,203)	$290,330

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

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

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

Shares issued in May 2006 pursuant to private
placement at $.55 per share, net of costs and fees	480,000	480	243,445	-	(3,300)	-	-	-	240,625
Shares issued in May 2006 pursuant to private
placement at $.75 per share, net of costs and fees	25,000	25	16,850	-	-	-	-	-	16,875
Shares issued in May 2006 in exchange for services
at approximately $.55 per share	1,070,880	1,071	587,913	-	-	-	-	-	588,984
Shares issued in placement at	308,772	309	164,016	-	-	-	-	-	164,325
$.55 per share, net of costs and fees
Shares issued in June 2006 pursuant to private
placement at $.75 per share, net of costs and fees	150,000	150	102,229	-	-	-	-	-	102,379
Shares issued in June 2006 in exchange for services
at approximately $.55 per share	50,000	50	27,450	-	-	-	-	-	27,500
Shares issued in June 2006 in exchange for services
at approximately $.75 per share	125,000	125	93,625	-	-	-	-	-	93,750
Shares issued in August 2006 pursuant to private
placement at $.75,net of costs and fees	1,033,730	1,034	699,820	-	-	-	-	-	700,854

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

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

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

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

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

								Deficit
				Common	Common	Foreign		Accumulated
				Stock	Stock	Currency		During
			Additional	Subscription	Subscription	Translation	Deferred	Exploration
	Common		Paid
	Stock		in Capital	Payable	Receivable	Adjustments	Compensation	Stage	Total
	Shares	Amount
Balance at December 31, 2006	20,309,373	20,309	12,282,459	1,330,938	(3,300)	(1,197)	(3,666,667)	$(8,065,942)	$1,896,599

Shares issued in January 2007 for common stock
subscribed in December 2006	1,154,862	1,155	1,325,619	(1,326,774)	-	-	-	-	-
Shares issued in January 2007 for commission in
connection with common stock subscribed in December 2006	4,100	4	(4)	-	-	-	-	-	-
Commission paid in connection with common
stock subscribed in December 2006	-	-	(33,582)	-	-	-	-	-	(33,582)
Shares issued in January 2007 pursuant to private
placement at $1.20 per share, net of costs and fees	115,091	115	107,885	-	-	-	-	-	108,000
Shares issued in January 2007 pursuant to exercise of
stock options at $.001 per share	10,000,000	10,000	-	-	-	-	-	-	10,000
Shares issued in January 2007 in exchange for services
at approximately $1.20 per share	42,500	43	50,957	-	-	-	-	-	51,000
Stock dividend issued in January 2007	31,625,926	31,625	(31,625)	-	-	-	-	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

Shares issued in January 2007 for common stock
subscribed in December 2006	3,470	3	4,161	(4,164)	-	-	-	-	-
Issuance of stock options in January 2007 in						-
exchange for consulting services (Note C)	-	-	72,300	-	-		-	-	72,300
Shares issued in February 2007 pursuant to private
placement at $1.20 per share, net of costs and fees	101,770	102	107,898	-	-	-	-	-	108,000
Shares issued in February 2007 in exchange for services
at approximately $1.20	607,500	607	728,393	-	-	-	-	-	729,000
Shares issued in February 2007 pursuant to private
placement at $.60 per share, net of costs and fees	166,800	167	99,913	-	-	-	-	-	100,080
Shares issued in February 2007 in exchange for commission in
connection with common stock subscribed in December 2006	43,600	44	(44)	-	-	-	-	-	-
Shares issued in February 2007 in exchange for services
at approximately $1.90 per share	10,000	10	18,990	-	-	-	-	-	19,000
Shares issued in March 2007 pursuant to private
placement at $.65 per share, net of costs and fees	222,000	222	128,978	-	-	-	-	-	129,200
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.10 per share	5,063,636	5,064	5,564,936	-	-	-	(3,566,465)	-	2,003,535
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.50 per share	3,000,000	3,000	4,497,000	-	-	-	(3,643,150)	-	856,850

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

Shares issued in March 2007 in exchange for services
at approximately 1.30 per share	10,000	10	12,990	-	-	-	-	-	13,000
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.34 per share	40,000	40	53,560	-	-	-	(32,453)	-	21,147
Shares issued in March 2007 for commission in
connection with common stock subscribed	36,604	37	(37)	-	-	-	-	-	-
Shares issued in April 2007 pursuant to private
placement at $1.00 per share, net of costs and fees	14,400	14	12,986	-	-	-	-	-	13,000
Shares issued in April 2007 in exchange for services	32,500	32	32,868	-	-	-	-	-	32,900
Shares issued in May 2007 pursuant to private
placement at $1.00 per share, net of costs and fees	17,500	17	15,733	-	-	-	-	-	15,750
Shares issued in May 2007 pursuant to private
placement at $.80 per share, net of costs and fees	56,250	56	40,944	-	-	-	-	-	41,000
Shares issued in May 2007 in exchange for services rendered and to be rendered	500,000	500	524,500	-	-	-	(408,493)	-	116,507
Shares issued in June 2007 pursuant to private
placement at $.80 per share, net of costs and fees	112,500	113	80,877	-	-	-	-	-	81,000
Shares issued in June 2007 in exchange for services rendered	394,780	395	315,429	-	-	-	-	-	315,824

Exercise of put agreement and cancellation of put shares (Note D)	(2,311,346)	(2,311)	(844,115)	-	-	-	-	-	(846,426)
Common stock subscribed	-	-	-	237,001	-	-	-	-	237,001
Amortization of deferred officer compensation (Note C)	-	-	-	-	-	-	545,479	-	545,479
Net loss	-	-	-	-	-	-	-	(7,606,367)	(7,606,367)

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH JUNE 30, 2007
(Unaudited)

Other Comprehensive income:
Foreign exchange translation gain	-	-	-	-	-		(10,644)	-	-	(10,644)
Balance at June 30, 2007	71,373,816	$71,372	$25,169,979	$237,001	$(3,300)	$	(11,841)	$(10,771,749)	$(15,672,309)	$(980,847)

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the	For the period from
	six	six	February 9,
	Months	Months	of inception )
	June 30,	June 30,	June 30,
	2007	2006	2007
INCREASE IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING
Net loss from exploration stage operations	$(7,606,367)	$(2,068,931)	$(15,672,309)
Loss on discontinued operations	9,468	22,128	140,833
Loss from continuing operations	(7,596,899)	(2,046,803)	(15,531,476)
Depreciation	9,220	12,788	16,645
Common stock issued in exchange for services	4,158,763	710,234	7,356,106
Common stock issued in exchange for exploration	-	-	42,500
expenditure (Note B)
Stock options issued in exchange for services	72,300	26,845	99,145
Amortization of deferred compensation (Note C)	545,480	545,480	2,378,813
Common stock issued to founders	-	-	10,000
Loss on put agreement (Note D)	20,789	-	141,105
Impairment of investment (Note F)	1,500	-	1,500
Adjustments to reconcile net loss from exploration
stage operations to cash
used in operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	(86,270)	(15,551)	(289,583)
Other receivables	95,000	-	-
Other payables	50,000	-	50,000
Accounts payable and accrued expenses	187,904	(4,420)	454,687
Net cash used in continuing operations	(2,542,213)	(771,427)	(5,270,558)
Net cash used in discontinued operations (Note F)	(11,555)	(50,023)	(121,927)
NET CASH USED IN OPERATING	(2,553,768)	(821,450)	(5,392,485)
CASH FLOWS FROM INVESTING
Capital expenditures	(66,237)	(27,386)	(136,084)
Net cash used in continuing operations	(66,237)	(27,386)	(136,084)
Net cash provided by discontinued operations	11,205		(18,906)
NET CASH USED IN INVESTING ACTIVITIES	(55,032)	-	(154,990)
CASH FLOWS FROM FINANCING
Net cash paid in connection with put agreement	(1,503,392)	-	(1,503,392)
Proceeds from sale of common stock and common
stock subscription,
net of costs and fees (Note B)	809,449	755,062	6,179,017
Proceeds from related parties advances, net of	1,150,601	(33,461)	1,150,601
NET CASH PROVIDED BY(USED IN)	456,658	721,601	5,826,226
FINANCING ACTIVITIES
Effect of exchange rate changes on cash and cash	(11,785)	-	(4,697)
equivalents
NET INCREASE (DECREASE) IN CASH AND	(2,163,927)	(127,235)	274,054
EQUIVALENTS
Cash and cash equivalents at the beginning of the	2,437,981	327,049	-

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Cash and cash equivalents at the end of the	$274,054	$199,81	$274,054
Supplemental Disclosures of Cash Flow
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-
Common stock issued in exchange for services	4,158,763	710,234	4,828,794
Common stock issued in exchange for exploration	-	-	42,500
expenditures (Note B)
Stock options issued in exchange for services	72,300	26,845	99,145
rendered (Note C)
Stock options granted in exchange for deferred	-	-	5,500,000
compensation
Cash held in trust (Note A)	-	35,510	22,742
Common stock issued to founders	-	-	10,000

See accompanying notes to unaudited condensed consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

In June 2006 the Company incorporated under the laws of Philippines a wholly owned subsidiary, Hemis Philippines Corporation. During the first quarter of 2007, the Company management decided to proceed with the plan of discontinuing operations of this subsidiary. Substantially all assets of the Philippines subsidiary were liquidated to pay off outstanding accounts payable and office expenses incurred during the first quarter of 2007 (Note F).

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The Company currently has only one active subsidiary, Hemis Gold S.A. de C.V. Significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash and cash equivalents consist of operating funds held in financial institutions and funds held by an entity partially owned and controlled by the Company’s Chief Executive Officer and principal shareholder. The amount of funds held by the Chief Executive Officer at June 30, 2007 and December 31, 2006 was $0 and $51,617, respectively, and included in the cash and cash equivalents. The funds are used to pay for the Company's miscellaneous services and supplies.

Cash Held in Trust

At June 30, 2007 and December 31, 2006, the Company had $0 and $23,468, respectively, of cash held in a lawyer's trust account and the Company’s lawyer has authority to use the funds to pay legal bills, consulting fees, and expenses. There was no formal escrow agreement, and the President of the Company has the authority to allocate the trust funds and to withdraw the funds from trust at any time. The Company has excluded the cash held in trust from its cash and cash equivalents and accounted for as a current asset.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Mineral Properties and Exploration Costs

Mineral property interests are composed of mineral properties owned by the Company and rights to ownership of mineral properties which the Company can earn through cash or share payments, incurring exploration expenditures and combinations thereof. The Company accounts for its mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred, and all property sales and option proceeds received are credited to operations. When the existence of a mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on a property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property. Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. As of June 30, 2007, all mineral claim costs of carrying, retaining and developing unproven properties were charged to operations in the period incurred.

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

Revenue Recognition

The Company is in exploration stage and has not generated any revenues as of December 31, 2005. The Company will recognize revenues pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition , revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred through an irrevocable transfer of metals to customers’ accounts or physical delivery of metals, the price is fixed or determinable, no obligations remain and collectibility is probable. Under the terms of certain sales contracts and purchase orders received from customers, the Company will recognize revenue when the product is in a refined and saleable form and title passes, which is typically when the product is transferred from the account of the Company to the account of the customer. Under certain of its sales agreements, the Company may instruct a third-party refiner to transfer metal from the Company’s account to the customer’s account; at this point, the Company’s account at the third party refinery is reduced and the purchaser’s account is increased by the number of ounces of metal sold. These transfers are irrevocable and the Company has no further responsibility for the delivery of the metals. Under other sales agreements, physical conveyance may occur by the Company arranging for shipment of metal from the third party refinery to the purchaser. In these cases, revenue is recognized at the point when delivery occurs and title passes to the purchaser. Sales discounts will be recognized when the related revenue is recorded. The Company will classify any cash sales discounts as a reduction in revenue. Sales of metals products sold directly to smelters will be recorded when title and risk of loss transfer to the smelter at current spot metals prices. Recorded values will be adjusted monthly until final settlement. Sales of metal in products tolled, rather than sold to smelters, will be recorded at contractual

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

amounts when title and risk of loss transfer to the buyer.

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

NOTE B - CAPITAL STOCK

The Company was authorized to issue 75,000,000 shares of common stock with par value of $.001 per share. In April 2006, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock from 75,000,000 shares to 150,000,000 shares with a par value of $.001 per share. The Company has 71,373,816 and 20,309,373 shares of common stock issued and outstanding at June 30, 2007 and December 31, 2006, respectively.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE B - CAPITAL STOCK (Continued)

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

In October 2006, the Company issued 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated September 7, 2006 (Note E). The shares issued were valued at $0.75 per share. Exploration expenditures of $18,750 were charged to operations during the year ended December 31, 2006.

In October 2006, the Company issued an aggregate of 357,420 shares of common stock at $0.95 per share in exchange for proceeds of $312,320 net of costs and fees. The Company incurred commission costs of $27,229 in connection with the issuance of these common shares.

In October 2006, the Company issued an aggregate of 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated June 19, 2006 (Note E). The shares issued were valued at $0.95 per share. Exploration expenditures of $23,750 were charged to operations during the year ended December 31, 2006.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE B - CAPITAL STOCK (Continued)

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

In January 2007, the Company issued an aggregate of 115,091 shares of common stock at $1.20 per share in exchange for proceeds of $108,000, net of costs and fees. The Company incurred commission costs of $30,109 in connection with the issuance of these common shares.

In January 2007, the Company issued an aggregate of 10,000,000 shares of common stock at $.001 per share in exchange for proceeds of $10,000, for the exercise of stock options (Note C).

In January 2007, the Company issued an aggregate of 42,500 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $51,000 were charged to operations during the six months ended June 30, 2007.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE B - CAPITAL STOCK (Continued)

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

In February 2007, the Company issued an aggregate of 607,500 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $729,000 were charged to operations during the six months ended June 30, 2007.

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

In February 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.90 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $19,000 were charged to operations during the six months ended June 30, 2007.

In March 2007, the Company issued an aggregate of 222,000 shares of common stock at $.65 per share in exchange for proceeds of $129,200, net of costs and fees. The Company incurred commission costs of $15,100 in connection with the issuance of these common shares.

In March 2007, the Company issued an aggregate of 5,063,636 shares of common stock to a consultant in exchange for services rendered and to be rendered from February 2007 through February 2008. The common shares issued were valued at $1.10 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $2,003,535 during the six months ended June 30, 2007. The unamortized portion of $3,566,465 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations. .

In March 2007, the Company issued an aggregate of 3,000,000 shares of common stock to a consultant in exchange for services rendered and to be rendered from March 13, 2007 through March 13, 2009. The common shares issued were valued at $1.50 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $856,850 during the six months ended June 30, 2007. The unamortized portion of $3,643,150 was accounted for as deferred compensation and will be amortized over the

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE B - CAPITAL STOCK (Continued)

remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.30 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $13,000 were charged to operations during the six months ended June 30, 2007.

In March 2007, the Company issued an aggregate of 40,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through October 1, 2008. The common shares issued were valued at $1.34 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $21,147 during the six months ended June 30, 2007. The unamortized portion of $32,453 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 36,604 shares of common stock in exchange for commissions in connection with common stock subscribed.

In April 2007, the Company issued an aggregate of 14,400 shares of common stock at $1.00 per share in exchange for proceeds of $13,000, net of costs and fees. The Company incurred commission costs of $1,400 in connection with the issuance of these common shares.

In April 2007, the Company issued an aggregate of 12,500 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $1.40 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $17,500 were charged to operations during the six months ended June 30, 2007.

In April 2007, the Company issued an aggregate of 20,000 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.77 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $15,400 were charged to operations during the six months ended June 30, 2007.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE B - CAPITAL STOCK (Continued)

In May 2007, the Company issued an aggregate of 17,500 shares of common stock at $1.00 per share in exchange for proceeds of $15,750, net of costs and fees. The Company incurred commission costs of $1,750 in connection with the issuance of these common shares.

In May 2007, the Company issued an aggregate of 56,250 shares of common stock at $.80 per share in exchange for proceeds of $41,000, net of costs and fees. The Company incurred commission costs of $4,000 in connection with the issuance of these common shares.

In May 2007, the Company issued an aggregate of 500,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through April 10, 2008. The common shares issued were valued at $1.05 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $116,507 during the six months ended June 30, 2007. The unamortized portion of $408,493 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In June 2007, the Company issued an aggregate of 112,500 shares of common stock at $.80 per share in exchange for proceeds of $81,000, net of costs and fees. The Company incurred commission costs of $9,000 in connection with the issuance of these common shares.

In June 2007, the Company issued an aggregate of 394,780 shares of common stock to a consultant in exchange for services rendered . The common shares issued were valued at $.80 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $315,824 were charged to operations during the six months ended June 30, 2007.

During the period ended June 30, 2007, the Company received additional proceeds in the amount of $237,051 for 357,000 shares of common stock subscribed. Subsequent to the date of the financial statements, 315,000 shares have been issued.

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 1.50	50,000	4.50	$ 1.50	50,000	$ 1.50
$ 1.00	50,000	3.50	$ 1.00	50,000	$ 1.00
	100,000	4.00	$ 1.25	100,000	$ 1.25

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE C - STOCK OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
	Number of	Price Per Share
Balance at February 9, 2005 (date of	-	$-
Granted	10,000,000	0.001
Exercised	-
Cancelled or expired	-	-
Outstanding at December 31, 2005	10,000,000	$0.001
Granted	50,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2006	10,050,000	$0.01
Granted	50,000	1.50
Exercised	(10,000,000)	0.001
Cancelled or expired	-	-
Outstanding at June 30, 2007	100,000	$1.25

In May 2005, the Company granted an aggregate of 10,000,000 stock options to its officers in exchange for services provided and to be provided over the period of 5 years pursuant to the option agreements. The Company concluded that these officers were not employees as defined under Statements of Financial Accounting Standards (SFAS)123 R: Share Based Payments and under the definition of common law and Internal Revenue Service regulations, Revenue Rulings 57-246, 68-597 and 87-41, and the Internal Revenue Services' Employment Tax Handbook. The exercise prices of the stock options granted were at par. The options vested in full at grant and are exercisable anytime within 5 years from the grant date. The options granted are intended to retain the services of these officers over a five-year service period, and the Company does not intend to issue more options to these officers until the 5-year service term expires in year 2010, at which time the performance will be reviewed and additional rewards will be determined. The Company accounted for the stock options at the fair market value of the Company's common stock. Deferred compensation cost in the amount of $5,500,000 was recorded as a reduction of stockholders' equity and will be amortized over the 5-year period of services to be provided by the officers. Compensation expense of $545,480 was charged to operations for the six months period ended June 30, 2007 and 2006. Should the officers terminate the service agreements within 5 years, the Company has no rights to cancel the options issued and will charged all unamortized costs to operations at that time. The terms of these options were required by the officers at the time the option and service agreements were entered into, and the Company determined that it was necessary to agree to these terms in order to retain the services of the officers. In January 2007, the officers exercised the stock options in exchange for an aggregate of 10,000,000 shares of the Company’s common stock (Note B).

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE C - STOCK OPTIONS (Continued)

In January 2007, the Company granted an aggregate of 50,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the six months period ended June 30, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 182%. Compensation expense of $72,300 was charged to operations during the six months ended June 30, 2007.

NOTE D - PUT AGREEMENT

In October 2006 the Company entered into put agreements with certain shareholders granting the shareholders an option to put an aggregate of 2,311,346 shares of common stock to the Company, when the Company became eligible for trading on the NASDAQ-operated Over-the-Counter Bulletin Board (“OTCBB”), for a total price of $1,503,392.

The Company accounted for the termination agreement in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) , and classified the fair value attributable to the put option as an accrued liability, as the put agreement embodies an obligation to repurchase the Company's equity shares which would require the Company to settle the agreement by transferring its assets. The put option was initially measured at its fair value of $949,392 as of the date of the agreement.

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

F-26

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007007

NOTE E – COMMITMENTS AND CONTINGENCIES (Continued)

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

On January 29, 2007, the Company entered into a letter agreement (the “2007 Option Agreement”) with Corex. The 2007 Option Agreement replaces the option agreement dated June 19, 2006, whereby the Company’s interest in the Santa Rita is changed to 49% interest whatever Corex Gold holds in Santa Rita property as opposed to a 49% interest in the Santa Rita property itself. During the six months ended June 30, 2007, the Company incurred and charged to operations exploration expenditures in the amount of $200,000.

On December 31, 2005, the Company's wholly owned subsidiary, Hemis Gold S.A. de C.V., entered into an option agreement to acquire a 67.5% interest in the El Tigre located in the Municipality of Sahuaripa, Sonora, Mexico. The option agreement had no initial costs. If Company incurred $200,000 of exploration expenditures within 548 days from the date of the agreement, the Company will acquire a 67.5 % interest in the El Tigre Concession and the Porvenir Concession mineral claims. As of December 31, 2005, the Company has not incurred expenditures pursuant to this agreement. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $140,227. During the six months ended June 30, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $785,485.

On September 7, 2006 the Company signed an option agreement to acquire a 75% interest in the mineral rights to the La Centela property. The agreement was amended on October 4, 2006. The option consists of two parts; an option for the first 70% and an option for a further 5%. To acquire the first 70% of the mining rights the Company must pay cash consideration of $500,000 and issue 500,000 common shares to the mineral rights

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES

Acquisition of Mining Rights (continued)

owner, spend at least $2,000,000 in exploration expenses, all prior to October 5, 2010, pursuant to a scheduled payment plan described below, and make a final share payment of 1 share for every ounce of gold the Company identifies, if the Company identify any gold, to a maximum of 10,000,000 shares. If the Company exercises the option to acquire 75% of the mineral rights, the Company may then acquire a further 5% of the total claim by making a cash payment of $1,000,000.

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

On January 8, 2007 the Company entered into an agreement with Aspen Exploration Corporation (“Aspen”) pursuant to which Aspen has assigned offshore prospecting permit applications in an area of the Cook Inlet, Alaska to the Company. During the six months ended June 30, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $204,997.

On March 13, 2007 the Company entered into an option agreement with Stacs GmbH (“Stacs”) whereby Stacs has agreed to grant Hemis the exclusive option to acquire the 100% interest in the exploration licenses and mineral claims comprising the Wolfe Creek and Covenant properties located in British Columbia, Canada (the “Property”) subject to a 3% royalty.

On April 19, 2007 the Company won a raffle to determine which of several concurrent applicants would be able to proceed with an application to obtain a mining concession on La Casita. La Casita is a mineral exploration concession which is located close to the Company's El Tigre, Porvenir and La Centela concessions. The concession will be reserved for the Company by the Mexican government pending the Company's application and if all of the formalities are complied with (and all the correct technical information is supplied), the Company anticipate that it will be granted a 100% interest in the La Casita mineral concession within two to six months. The Company aims to integrate exploration of the La Casita concessions with the ongoing mapping and sampling across the El Tigre project area.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES

Litigation

As of June 30, 2007, the Company is not a party to ant legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Option Agreement

On May 15, 2005, the Company entered into an Option Agreement with its Chief Geologist. Pursuant to the Option Agreement, the Company agreed to issue 1,000,000 stock options to Chief Geologist. The exercise price of the options is $0.001 per share, and shall expire 60 days after the termination of the consulting agreement between the Company and COO. The grant and vesting of the stock options is contingent upon the Company acquiring rights to a property on which a gold deposit of at least 500,000 ounces of gold is proven. As of June 30, 2007, the Company has not acquired rights to properties as defined and the stock options have not been granted or vested.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

Aurum Financial Services, Inc. (Continued)

Operating results for the discontinued operations for the period ended June 30, 2007 and 2006 and for the period from February 9, 2005 (date of inception) through June 30, 2007 were:

			For the
			from
			February 9,
			2005
	For the six	For the six	(date of
	months	months	inception)
	ended	ended	through
	June 30,	June 30	June 30,
	2007	2006	2007
Revenue	$-	$-	$-
Expenses	-	-	22,128
Net (loss) before tax	-	-	(22,128)
Income tax provision (benefit)	-	-	-
Net loss	-	-	(22,128)

Net loss on the disposition of Aurum, before	-	-	(27,895)
Income tax provision (benefit)	-	-	-
Loss on disposition of Aurum	-	-	(27,895)
Loss on discontinued operations, net of tax	$-	$-	$(50,023)

There were no depreciation and amortization expense included in all period presented.

Subsequent to the spin-off of Aurum, the Company has agreed to grant Aurum a loan of $125,000 as business start up costs and to promote their activities. At December 31, 2006, the Company advanced $95,000 to Aurum. Aurum has repaid the loan in full as of June 30, 2007. During the six months ended June 30, 2007 the Company received loans of $300,000 from Aurum. The loan is non-interest bearing and is due on demand. The Company’s 3 directors have voting controls of Aurum.

Stratos Gold Corporation

In September 2006, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (“Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off in September 2006. During the six months ended June 30, 2007 the Company received loans of $30,000 from Stratos. The loan is non-interest bearing and is due on demand. The Company’s 2 directors have voting controls of Stratos.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

Tecton Corporation

In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off. Subsequent to the spin-off of Tecton, the Company advanced Tecton working capital of $50,000. During the six months ended June 30, 2007 the Company received loans of $570,601 from Tecton. The loan is non-interest bearing and is due on demand. The Company’s 3 directors have voting controls of Tecton.

Sirius Corporation

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off. Subsequent to the spin-off of Sirius, the Company advanced Sirius working capital of 10,000. As of March 31, 2007 and December 31, 2006, advances to Sirius amounted $10,000 and $0, respectively. The advance is non-interest bearing and is due on demand. The Company’s 2 directors have voting controls of Sirius. . Additionally, the Company acquired 1,000,000 common shares of Sirius Corporation at $0.001 per share. This represents approximately 2% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Sirius. Considerable management judgment is necessary to estimate fair value of the shares purchased. Sirius has minimal operations as of June 30, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $1,000 for the impairment of the restricted stock purchased. During the six months ended June 30, 2007 the Company received loans of $250,000 from Sirius. The loan is non-interest bearing and is due on demand

Allegra Corporation

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-owned subsidiary, Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off. Subsequent to the spin-off of Allegra, the Company acquired 500,000 common shares of Allegra at $0.001 per share. This represents approximately 1% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Allegra. Considerable management judgment is necessary to estimate fair value of the shares purchased. Allegra has minimal operations as of June 30, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $500 for the impairment of the restricted stock purchased.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

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

The following summarizes the assets and liabilities of discontinued operations as of June 30, 2007 and December 31, 2006:

	June 30,	December
	2007	2006
Assets:
Cash	$-	$350
Leasehold Improvements	-	12,135
Furniture & Fixtures	-	5,545
Computer Equipment	-	6,112
Automobile	-	6,319
Accumulated Depreciation	-	(14,186)
Total Assets	$-	$16,275

Liabilities:
Accounts payable and accrued liabilities	$8,637	$15,444
Total Liabilities	$8,637	$15,444

During the first quarter of 2007 the Company sold the assets of the Philippines subsidiary in exchange for net proceeds of $11,205. The assets sold had a net book value of $15,925, accordingly the company accounted for $4,720 of loss on disposal of the assets. The following summarizes the operating results for the discontinued operations for the period end June 30, 2007 and 2006, and for the period from February 9, 2005 (date of inception) through June 30, 2007:

	For the six months	For the six months	For the period from
	ended June 30,	ended June 30,	February 9,
			of inception)
			June 30, 2007
Revenue	$-	$-	$-
Expenses	(4,748)	-	(86,090)
Loss on disposal of discontinued	(4,720)	-	(4,720)
Net (Loss)	$(9,468)	$-	$(90,810)

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007007

NOTE G – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the period February 9, 2005 (date of inception) to June 30, 2007, the Company accumulated losses of $15,672,309. The Company’s current liabilities exceeded its current assets by $1,091,649. However, the Company has generated no revenues to date, has incurred operating expenses and has sustained losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the strategic acquisition of businesses and continued business development, and additional equity investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE H - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 315,000 shares of common stock in exchange for common stock subscribed during the six months ended June 30, 2007 (Note B). The Company also issued an aggregate of 75,000 shares of common stock to Corex Gold Corporation pursuant to the Letter Agreement (Note E). The Company issued an aggregate of 100,000 shares of common stock to an investor pursuant to a settlement agreement. Additionally, the Company issued an aggregate of 400,000 shares of common stock to consultants in exchange for services rendered.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

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

Overview

We are engaged in the acquisition and exploration of mineral properties in La Zacatecas, Mexico; Sonora, Mexico; British Columbia, Canada; and Alaska, U.S. Our plan of operations for the next twelve months beginning August 1, 2007 is to conduct exploration of our mineral properties in Mexico, Canada and the U.S.

We have only recently begun our current operations and we have not yet earned any revenues and have had operational losses to date, as well as an accumulated deficit. From our inception on February 9, 2005 until June 30, 2007 we incurred a total comprehensive loss of $15,684,150.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing of approximately $10,054,000 in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

Plan of Operation

We are engaged in the acquisition and exploration of mineral properties in Zacatecas, Mexico, Sonora, Mexico, British Columbia, Canada and Alaska, U.S.A. We hold options to acquire interests in five mineral concessions on properties in Mexico and we hold the rights to acquire various offshore prospect permitting applications in Alaska, and some of the Alaska applications have been granted. We also hold the rights to acquire interests in two mineral claims in Canada as described below:

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

Our plan of operation for the next twelve months beginning August 1, 2007 is to carry out exploration of our mineral properties in Mexico and Canada and to get approval for the offshore prospecting permit applications which relate to our five potential exploration project locations in Alaska. We intend to primarily explore for gold and molybdenum, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that it will cost us approximately $7,000,000 in exploration expenses and take us until summer of 2009 to determine if the mineral properties on which we have options, do have commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Dr. Doug Oliver, Vice-President Operations. We will engage contractors to carry out our exploration programs under Dr. Oliver’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

We plan to continue exploration of our mineral claims so long as the results of the geological exploration indicate that further exploration of our mineral claims is recommended, and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will not be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

Our planned exploration expenditures for the next twelve months (beginning August 1, 2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the joint El Tigre Gold Project (the joint El Tigre, Porvenir, La Centela and La Casita Claims)	$1,595,000
Payment towards acquisition of La Centela mining rights	$250,000
Payment towards acquisition of rights in respect of the Cook Inlet Permit Applications	$ 50,000
Exploration of the Anchor Point Gold Project, Alaska	$1,000,000
Payment towards acquisition of Santa Rita mining rights	$ 600,000
Payment towards acquisition of Wolfe Creek and Covenant mining rights	$ 333,000
Exploration of the Wolfe Creek and Covenant mining rights	$ 500,000
Obtaining interests in other mining rights, including La Casita	$ 2,000,000
General and Administrative Expenses	$ 4,000,000
Total	$10,328,000

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

As at June 30, 2007, we had approximately $274,054 in cash or cash equivalents. Based on our planned expenditures as outlined above, we require additional capital of approximately $10,054,000 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this quarterly report for the following 30 months, we anticipate that we will not generate any revenues. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

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

Due Date	Payment	Common Shares
January 31, 2007	$200,000 (paid in January 2007)	25,000 (Issued in October, 2006)
July 31, 2007	$200,000 (Corex has agreed to 14 day extension of payment)	75,000 (Issued July 23, 2007)
January 31, 2008	$200,000	50,000
July 31, 2008	$200,000	50,000
January 31, 2009	$200,000
Total	$1,000,000	200,000

El Tigre, Porvenir and La Centela Claims

On December 31, 2005, our wholly owned subsidiary, Hemis Gold S.A. do C.V., entered into an option agreement with Jose Quiros Soto, Loreto Careaga Galaz, Viuda de Rascon and Rosa Maria Burgos Robles to acquire a 67.5% interest in the El Tigre and Porvenir properties.

If we incur $200,000 in exploration expenditures within 548 days (18 months) from the date of the agreement, January 23, 2006, we will acquire a 67.5% interest in the El Tigre concession and the Porvenir concession mineral claims. These expenditures were paid in full by the due date meaning that we have now acquired a 7.5% interest in these claims.

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

To date we have carried out exploratory work on the El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims) and have discovered molybdenum mineralization veins in three locations on the La Centela concessions.

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

As at August 3, 2007, only some of the offshore prospecting permit applications have been approved. Whilst we wait for approval on the remaining permits, we are involved in reviewing the aeromag data and determining where the sampling program is to take place. We have also contracted Earthfield Technologies of Houston to process newer aeromagnetic data covering the Lower Cook Inlet. We plan to conduct an oceanographic survey over the key areas of interest to get data on bathymetry, sediment stratigraphy and local magnetic variations. We have retained Entrix, Inc. to assist us in getting the necessary state and federal permits. We anticipate starting our exploration program on the Anchor Point Gold Project in the middle of August 2007.

We will persist in applying for the offshore prospecting permits and if we are successful in obtaining them, we have agreed with Aspen on the following plan of operations, which we shall use as our basis for exploration, development and mining of all ores, minerals, and mineral resources in the area:

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

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral concessions, we do not anticipate the sale or acquisition of any material properties, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As of June 30, 2007, our Chief Executive Officer our Chief Financial Officer work as part time consultants, each contributing approximately 40% of their time to us. We have five administrative assistants in our Swiss office and we employ three geologists on a part time basis. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, business and financial consulting and legal services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the proposed increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

On June 1, 2007 we entered into a consulting agreement with William Snoddy pursuant to which Mr. Snoddy will provide geologist consulting services in exchange for compensation of $10,000 per month. In particular, Mr. Snoddy will assist us in the identification and evaluation of exploration targets, including providing geological services required to acquire, advance, and develop mineral exploration properties; and providing general business negotiation advice as required. Ordinarily, the agreement may be terminated by either party on 14 days written notice.

Results of Operations

Our results of operations are presented below:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Period from February 9, 2005 (inception) to June 30, 2007
Costs and Expenses:
General and Administrative	$4,495,094	$800,008	$15,373,726
Depreciation	5,477	12,111	16,645
Total Operating Expense	4,500,571	812,119	15,390,371
Loss from Operations	(4,500,571)	(812,119)	(15,390,371)
Loss on put agreement	-	-	(141,105)
Loss on discontinued operations	-	(22,128)	(140,833)
Net Loss	(4,500,571)	(834,247)	(15,672,309)
Loss per common share (basic and assuming dilution)	$ (0.06)	$ (0.07)
Weighted average common shares for computation	70,753,576	12,681,489

Since our inception on February 9, 2005, we have never generated any revenues. Since our inception on February 9, 2005 to June 30, 2007, we incurred net loss of $15,672,309. We anticipate that we will not earn any revenues during the current fiscal year or in the following 30 months from the date of this report as we are presently engaged in the exploration of our mineral properties.

For the three months ended June 30, 2007 we incurred net loss of $4,500,571 compared to our net loss of $834,247 for the same period in 2006. An increase of $3,666,324 in net loss was mainly due to the increase in our day to day operating costs. For the six months ended June 30, 2007, we incurred net loss of $7,606,367. Our net loss per share was $0.06 and $0.12 respectively for the three months and six months ended June 30, 2007.

For the three months ended June 30, 2007 our total operating expenses were $4,500,571 compared to $812,119 for the three months ended June 30, 2006. The increase of $3,688,452 in operating expenses is primarily due to our increased day to day operation activities for the three months ended June 30, 2007 and an associated increase in professional fees including accounting, legal and other consulting fees, increased travel and entertainment expenses, and increased mineral and exploration costs. We have experienced significantly more business activities in relation to our acquisition of mineral interests in the 3 months in 2007 as compared with the 3 months of operations in 2006. Our total operating expenses increased $5,529,307 from $2,046,803 for the six months ended June 30, 2006 to $7,576,110 for the six months ended June 30, 2007. Since our inception to June 30, 2007 we incurred $15,390,371 in total operating expenses.

Our general and administrative expenses from February 9, 2005 (date of inception) to June 30, 2007 were $15,373,726, including $683,503 in professional fees, $7,476,371 in consulting fees, $609,000 in management fees, and $6,504,852 in other administrative expenses.

For the three months ended June 30, 2007, our general and administrative fees were $4,495,094, including $182,808 in professional fees, $2,780,311 in consulting fees, $66,000 in management fees, and $1,365,975 in other administrative expenses. Compared to the same period in 2006, our general and administrative fees increased $3,695,086, mainly because we had additional legal and auditing services and increased expenses related to our acquisition of mineral interests. For the six months ended June 30, 2007, our general and administrative fees were $7,566,890, including $276,968 in professional fees, $4,446,662 in consulting fees, $156,000 in management fees, and $2,687,260 in other administrative expenses. For the six months ended June 30, 2006, we incurred $2,034,015 in general and administrative fees. Our other administrative expenses consist of bank charges, filing fees, payroll, investor relations fees, marketing expenses, stock based compensation, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies, and exploration and mineral costs. Our professional fees include legal, accounting and auditing fess.

Total depreciation expense was $16,645 from February 9, 2005 (date of inception) to June 30, 2007. Our depreciation decreased $6,634 or 55% to $5,477 for the three months ended June 30, 2007 from $12,111 for the same period in 2006. Our depreciation decreased $3,568 or 28% to $9,220 for the six months ended June 30, 2007 from $12,788 for the same period in 2006. The decrease in depreciation was mainly because certain assets have depreciated fully during the fiscal year 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $274,054 and a working capital deficit of $1,091,649. Our accumulated deficit was $15,672,309 as at June 30, 2007. Our net loss of $15,672,309 from February 9, 2005 (date of inception) to June 30, 2007 was mainly funded by our equity financing and the advance by related parties. During the six month ended June 30, 2007, we raised $809,449 from the sale of our common stock. The decrease in cash and cash equivalent for the six months ended June 30, 2007 was $2,163,927.

We used net cash of $55,032 in investing activities during the six months ended June 30, 2007. We used net cash of $2,553,768 in operating activities for the six months ended June 30, 2007. We received net cash of $456,658 from financing activities during the six months ended June 30, 2007. During the six months ended June 30, 2007, our monthly cash requirement was approximately $434,742 in operating and investing activities. As of June 30, 2007, we had cash and cash equivalent of $274,054, which will not cover our costs even for one month according to our current monthly burn rate.

We expect to require approximately an additional $10,054,000 in financing to continue our planned operations for the next year (from August 1, 2007). We anticipate that after August 2007 our monthly expenses will increase to $837,800, which includes $504,500 monthly for general and administrative expenses and $333,300 monthly for the proposed acquisition and exploration costs.

The Company’s independent registered public accounting firm has stated in their report included in our December 31, 2006 Form 10-KSB, that our recurring losses raise substantial doubts about our ability to continue as a going concern, and we are dependent upon management's ability to develop profitable operations.

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

Inflation

The effect of inflation on our revenue and operating results was not significant.

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

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the 2nd quarter of 2007, we issued unregistered securities as follows:

  On April 10, 2007 we issued an aggregate of 12,500 shares to our geologist, Charles Reed, for services between January 1, 2007 and March 31, 2007. The shares were valued at $1.40 per share, which was the closing price of our stock on the OTC Bulletin Board on the date of issuance.
  On April 13, 2007 we issued 14,400 shares of our common stock to a non-US investor for cash at $1.00 per share. The closing price of our common stock on the OTC Bulletin Board on the date of issuance was $1.40 per share.
  On April 26, 2007 we issued 20,000 common shares to Casey Danielson as a one off bonus payment, for services provided in April 2007. The shares were valued at $0.77 per share, which was the closing price of our common stock on the OTC Bulletin Board on the date of issuance.
  In May 2007, we issued an aggregate of 17,500 shares of common stock at $1.00 per share in exchange for proceeds of $15,750, net of costs and fees. We incurred commission costs of $1,750 in connection with the issuance of these common shares.
  In May 2007, we issued an aggregate of 56,250 shares of common stock at $0.80 per share in exchange for proceeds of $41,000, net of costs and fees.
  In May 2007, the Company issued 500,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through April 10, 2008. The common shares issued were valued at $1.05 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement.
  In June 2007, we issued an aggregate of 394,780 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.80 per share, which was estimated to be approximate the fair value of our common shares during the period covered by the consulting agreement.
  In June 2007 we issued an aggregate of 112,500 shares of common stock at $0.80 per share in exchange for proceeds of $81,000, net of costs and fees.

These transactions were exempt from registration pursuant to Regulation S or Section 4(2) of the Securities Act of 1933.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

10.1	Consulting Agreement with William Snoddy

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemis Corporation
(Registrant)

/s/ Norman Meier
Date: August 14, 2007	Norman Meier
Director, President, Chief Executive Officer

/s/ Bruno Weiss
Date: August14, 2007	Bruno Weiss
Director, Chief Financial Officer