Form 10QSB
period 2007-09-30
HEMIS CORP
filed 2007-11-14
CIK 1325950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-135946 HEMIS CORPORATION (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2749916 (I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2007, the registrant’s outstanding common stock consisted of 74,824,372 shares.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Hemis Corporation (the “Company”,
“Hemis”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Hemis Corporation September 30, 2007 (unaudited)

Index to Financial Statements	Page

Condensed Consolidated Balance Sheets as of September 30, 2007 and	F-1

December 31, 2006

Condensed Consolidated Statements of Losses for the three and nine months	F-2

ended September 30, 2007 and September 30,2006, and for the period from

February 9, 2005 (date of inception) to September 30, 2007

Condensed Consolidated Statements of (Deficiency in) Stockholders' Equity for the	F-3 ~ F-11

period from February 9, 2005 (date of inception) to September 30, 2007

Condensed Consolidated Statements of Cash Flows for the nine months ended	F-12 ~ F-13

September 30, 2007 and September 30,2006 , and for the period from February 9,

2005 (date of inception) to September 30, 2007

Notes to Unaudited Condensed Consolidated Financial Statements	F-14 ~ F-36

2

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (Unaudited)

	(Unaudited)	(Audited)
	September	December
	30,
	2007	2006

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$ 157,647	$ 2,437,981
Cash held in trust (Note A)	-	23,468

Advances to related party ( Note F)	-	95,000
Prepaid expenses and other current assets	110,109	179,847

Total current assets	267,756	2,736,296
Property and equipment, at cost:

Furniture and equipment	154,712	70,460
Less: accumulated depreciation	(25,204)	(8,038)

Total property and equipment, net	129,508	62,422

Net assets of discontinued operations (Note F)	-	16,275

Total assets	$ 397,264	$ 2,814,993

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$ 228,638	$ 266,782
Other payables	70,000	-

Advances from related party ( Note F)	1,380,583	-
Put liability (Note D)	-	636,168

Total current liabilities	1,679,221	902,950

Net liability of discontinued operations(Note F)	8,637	15,444

COMMITMENTS AND CONTINGENCIES (Note E)	-	-
(DEFICIENCY IN) STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 150,000,000 shares
authorized at September 30, 2007 and December 31, 2006;
73,356,041 and 20,309,373 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively (Note B)
Deferred compensation expenses (Note B and C)
Additional paid-in capital
Common stock subscription payable (Note B)
Common stock subscription receivable (Note B)
Accumulated deficit during exploration stage
Accumulated other comprehensive loss:
Foreign currency translation adjustment
(Deficiency in) Stockholders' equity
Total liabilities and (deficiency in) stockholders' equity

See accompanying notes to unaudited condensed consolidated financial statements. F-1

HEMIS CORPORATION. (An exploration stage company) CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES (Unaudited)

					For the
					period
	For the	For the	For the nine	For the nine	February 9,
	three	three			2005
	Months	Months	Months	Months	(date of
					inception)
	September	September	September	September	through
	30, 2007	30, 2006	30, 2007	30, 2006	September
					30, 2007

Costs and Expenses:
General and Administrative	$ 3,608,507 $	1,147,480	$ 11,175,397	$ 3,181,495	$ 18,982,205
Depreciation	7,945	2,637	17,165	15,425	24,590
Total Operating Expense	3,616,452	1,150,117	11,192,562	3,196,920	19,006,795

Loss from Operations	(3,616,452)	(1,150,117)	(11,192,562)	(3,196,920)	(19,006,795)

Other income (expenses):
Loss on put agreement	-	-	(20,789)	-	(141,105)
(Note

Loss from continuing
taxes and discontinued	(3,616,452)	(1,150,117)	(11,213,351)	(3,196,920)	(19,147,900)
Provision for Income Tax	-	-	-	-	-

Loss from continuing
operations	(3,616,452)	(1,150,117)	(11,213,351)	(3,196,920)	(19,147,900)
Loss from discontinued	-	-	(4,748)	(22,128)	(108,246)
operations
Loss on disposal of	-	(27,895)	(4,720)	(27,895)	(32,615)
discontinued ops

Net Loss	$(3,616,452)	$(1,178,012)	$(11,222,819)	$(3,246,943)	$(19,288,761)

Other Comprehensive
Losses
Loss on foreign currency	68,282	839	57.638	839	56,441
Total Comprehensive Loss	$(3,548,170)	$(1,177,173)	$(11,165,181)	$(3,246,104)	$(19,232,320)

Loss per common share	$ (0.05)	$(0.09)	$(0.17)	$(0.22)
(basic)
Continuing operations	$ (0.05)$	$(0.09)	$(0.17)	$(0.22)
Discontinued operations	$ (0.00)$	$(0.00)	$(0.17)	$(0.22)

Weighted average common
for computation	72,570,427	12,928,593	67,247,532	14,728,625

See accompanying notes to unaudited condensed consolidated financial statements. F-2

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

	Common Shares	Stock Amount	Additional Paid in Capital	Common Stock Subscription	Deferred Compensation Expense	Deficit Accumulated Exploration Stage	Total
Issuance of common stock to founders in May 2005 at $0.001 per share	10,000,000	$10,000	-$	-$	-$	-$	10,000
Issuance of stock options to founders in May 2005 in exchange for deferred	-	-	5,500,000	-	(5,500,000)	-	-
compensation (Note C) Shares issued in May 2005 pursuant to private placement at $.55 per share	30,000	30	16,470	-	-	-	16,500
Shares issued in July 2005 in exchange for services at $.55 per share	100,000	100	54,900	-	-	-	55,000
Shares issued in July 2005 pursuant to private placement at $.55 per	500	1	274	-	-	-	275
share Shares issued in August 2005 pursuant to private placement at $.55 per	458,183	458	226,342	-	-	-	226,800
share net of costs and fees Shares issued in September 2005 in exchange for services at $.55 per share	100,000	100	54,900	-	-	-	55,000
Common stock subscribed	-	-	-	430,625	-	-	430,625
Amortization of deferred compensation (Note C)	-	-	-	-	733,333	-	733,333
Net loss	-	-	-	-	-	(1,237,203)	(1,237,203)
Balance at December 31, 2005	$10,688,683	$10,689	$5,852,886	$430,625	$(4,766,667)	$(1,237,203)	$290,330

See accompanying notes to unaudited condensed consolidated financial statements. F-3

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

	Common Shares	Stock Amount	Aditional Paid in Capital	Common Stock Subscription Payable	Common Stock Subscription Receivable	Foreign Currency Translation Adjustments	Deferred Compensation	Deficit Accumulated During Exploration Stage	Total ($)
Balance forward	10,688	$10,689	$5,852,886	$430,625	$-	$-	$(4,766,667)	$(1,237,203)	290,330
Shares issued in January 2006 for common stock subscribed in Dec. 2005	593,638	594	325,906	(326,500)	-	-	-	-	-
Shares issued in Feb 2006 in exchange for common stock subscribed in Dec. 2005 and pursuant to private placement at $.55 per share, net
of costs and fees	274,795	275	140,862	(93,125)	-	-	-	-	48,012
Shares issued in March 2006 in exchange for common stock subscribed in Dec. 2005 and pursuant to

                                                                                         See accompanying notes to unaudited condensed consolidated financial statements.
                                                                                                                                                 F-4

private placement at $.55 per share, net
of costs and fees	164, 337	163	79,386	(11,000)	-	-	-	68,549
Issuance of stock options in Jan. 2006 in
exchange for consulting services (Note C)	-	-	26,845	-	-	-	-	26,845

See accompanying notes to unaudited condensed consolidated financial statements. F-4

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

Shares issued in May 2006
pursuant to private
placement at $.55 per share, net of	480,000	480	243,445	-	(3,300)	-	-	-	240,625
costs and fees
Shares issued in May 2006
pursuant to private
placement at $.75 per share, net of	25,000	25	16,850	-	-	-	-	-	16,875
costs and fees
Shares issued in May 2006 in
exchange for services
at approximately $.55 per share	1,070,880	1,071	587,913	-	-	-	-	-	588,984
Shares issued in placement at	308,772	309	164,016	-	-	-	-	-	164,325
$.55 per share, net of costs and
fees
Shares issued in June 2006
pursuant to private
placement at $.75 per share, net of	150,000	150	102,229	-	-	-	-	-	102,379
costs and fees
Shares issued in June 2006 in
exchange for services
at approximately $.55 per share	50,000	50	27,450	-	-	-	-	-	27,500
Shares issued in June 2006 in
exchange for services
at approximately $.75 per share	125,000	125	93,625	-	-	-	-	-	93,750
Shares issued in August 2006
pursuant to privateplacement at $.75, net of costs and fees	1,033,730	1,034	699,820	-	-	-	-	-	700,854

See accompanying notes to unaudited condensed consolidated financial statements. F-5

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

Shares issued in August 2006 in
exchange for services
at approximately $.75 per share	5,000	5	3,745	-	-	-	-	3,750
Shares issued in September 2006
pursuant to private
placement at $.75, net of costs and	961,428	961	624,089	-	-	-	-	625,050
fees
Shares issued in October 2006
pursuant to private
placement at $.75, net of costs and	244,000	244	167,531	-	-	-	-	167,775
fees
Shares issued in October 2006 in
exchange for services
at $.75 per share	1,500,000	1,500	1,123,500	-	-	-	-	1,125,000
Shares issued in October 2006 in
exchange for
exploration expenditures at $.75 per	25,000	25	18,725	-	-	-	-	18,750
share
Shares issued in October 2006
pursuant to private
placement at $.95, net of costs and	357,420	357	311,963	-	-	-	-	312,320
fees
Shares issued in October 2006 in
exchange for
Exploration expenditures at $.95	25,000	25	23,725	-	-	-	-	23,750
per share
Shares issued in November 2006
pursuant to private
placement at $.75 per share, net of	52,614	53	31,907	-	-	-	-	31,960
costs and fees

See accompanying notes to unaudited condensed consolidated financial statements. F-6

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

Shares issued in
November 2006
pursuant to private
placement at $.95,	295,528	296	260,312	-	-	-	-	-	260,608
net of costs and fees
Shares issued in
November 2006 in
exchange for services
at approximately $.95	1,310,180	1,310	1,242,935	-	-	-	-	-	1,244,245
per share
Shares issued in
December 2006
pursuant to private
placement at $.95,	15,789	16	13,484	-	-	-	-	-	13,500
net of costs and fees
Shares issued in
December 2006
pursuant to private
placement at $1.20,	549,150	549	611,051	-	-	-	-	-	611,600
net of costs and fees
Shares issued in
December 2006 in
exchange for
services at $1.20 per	3,429	3	4,111	-	-	-	-	-	4,114
share
Reclassification of	-	-	(515,852)	-	-	-	-	-	(515,852)
equity to liability upon
issuance of put
Common stock	-	-	-	1,330,938	-	-	-	-	1,330,938
subscribed
Amortization of	-	-	-	-	-	-	1,100,000	-	1,100,000
deferred
compensation (Note C)
Net loss	-	-	-	-	-	-	-	(6,828,739)	(6,828,739)

Other
Comprehensive loss:
Foreign exchange	-	-	-	-	-	(1,197)	-	-	(1,197)
translation loss
Balance at	$20,309,373	$20,309	$12,282,459	$1,330,938	$(3,300)	$(1,197)	$(3,666,667)	$(8,065,942)	$ 1,896,599
December 31, 2006

See accompanying notes to unaudited condensed consolidated financial statements. F-7

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

	Common		Additional	Common	Common	Foreign	Deferred	Deficit	Total
	Stock		Paid in	Stock	Stock	Currency	Compensation	Accumulated
	Shares	Amount	Capital	Subscription	Subscription	Translation		During
				Payable	Receivable	Adjustments		Exploration
								Stage

Balance at	20,309,373	20,309	12,282,459	1,330,938	(3,300)	(1,197)	(3,666,667)	(8,065,942)	$1,896, 599
December 31, 2006

Shares issued in
January 2007 for
common stock
subscribed in	1,154,862	1,155	1,325,619	1,326,774	-	-	-	-	-
December 2006

Shares issued in
January 2007 for
commission in
connection with	4,100	4	(4)	-	-	-	-	-	-
common stock
subscribed in
December 2006

Commission paid in
connection with
common stock
subscribed in	-	-	(33,582)	-	-	-	-	-	(33,582)
December 2006

Shares issued in
January 2007
pursuant to private
placement
at $1.20 per share,	115,091	115	107,885	-	-	-	-	-	108,000
net of costs and
fees

Shares issued in
January 2007
pursuant to exercise
of stock
options at $.001 per	10,000,000	10,000	-	-	-	-	-	-	10,000
share

Shares issued in
January 2007 in
exchange for
services
at approximately	42,500	43	50,957	-	-	-	-	-	51,000
$1.20 per share

Stock dividend	31,625,926	31,625	(31,625)	-	-	-	-	-	-
issued in January
2007

See accompanying notes to unaudited condensed consolidated financial statements. F-8

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)
Shares issued in January 2007 for common stock subscribed in December 2006	3,470	3	4,161	(4,164)	-	-	-	-	-
Issuance of stock options in January 2007 in exchange for consulting services (Note C)	-	-	72,300	-	-	-	-	-	72,300
Shares issued in February 2007 pursuant to private placement at $1.20 pe share, net of costs and fees	101,770	102	107,898	-	-	-	-	-	108,000
Shares issued in February 2007 in exchange for services at approximately $1.20	607,500	607	728,393	-	-	-	-	-	729,000
Shares issued in February 2007 pursuant to private placement at $.60 per share, net of costs and fees	166,800	167	99,913	-	-	-	-	-	100,080
Shares issued in February 2007 in exchange for commission in connection with common stock subscribed in December 2006	43,600	44	(44)	-	-	-	-	-	-
Shares issued in February 2007 in exchange for services at approximately $1.90 per share	10,000	10	18,990	-	-	-	-	-	19,000
Shares issued in March 2007 pursuant to private placement at $.65 per share, net of costs and fees	222,000	222	128,978	-	-	-	-	-	129,200
Shares issued in March 2007 in exchange for services rendered and to be rendered at approximately $1.10 per share	5,063	5,064	5,564,936	-	-	-	(2,055,602)	-	3,514,398
Shares issued in March 2007 in exchange for services rendered and to be rendered at approximately $1.50 per share	3,000,000	3,000	4,497,000	-	-	-	(3,260,959)	-	1,239,041

See accompanying notes to unaudited condensed consolidated financial statements. F-9

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)

Shares issued in March 2007 in exchange for	10,000	10	12,990	-	-	-	-	-	13,000
services at approximately 1.30 per share
Shares issued in March 2007 in exchange for
services rendered and to be rendered at
approximately $1.34 per share	40,000	40	53,560	-	-	-	(25,699)	-	27,901

Shares issued in March 2007 for commission in	36,604	37	(37)	-	-	-	-	-	-
connection with common stock subscribed

Shares issued in April 2007 pursuant to private
placement at $1.00 per share,
net of costs and fees	14,400	14	12,986	-	-	-	-	-	13,000

Shares issued in April 2007 in exchange for	32,500	32	32,868	-	-	-	-	-	32,900
services

Shares issued in May 2007 pursuant to private
placement at $1.00 per share,
net of costs and fees	17,500	17	15,733	-	-	-	-	-	15,750

Shares issued in May 2007 pursuant to private
placement at $.80 per share,
net of costs and fees	56,250	56	40,944	-	-	-	-	-	41,000

Shares issued in May 2007 in exchange for	500,000	500	524,500	-	-	-	(276,164)	-	248,836
services rendered and to be rendered

Shares issued in June 2007 pursuant to private
placement at $.80 per share,
net of costs and fees	112,500	113	80,877	-	-	-	-	-	81,000
Shares issued in June 2007 in exchange for	394,780	395	315,429	-	-	-	-	-	315,824
services rendered

Shares issued in July 2007 pursuant to private	315,000	315	188,685	-	-	-	-	-	189,000
placement at $.60 per share.
Shares issued in July 2007 in exchange for	401,100	401	164,039	-	-	-	-	-	164,440
services rendered

Shares issued in July 2007 in exchange for	75,000	75	30,675	-	-	-	-	-	30,750
resource property costs

Shares issued in July 2007 to investor pursuant	100,000	100	39,900	-	-	-	-	-	40,000
to a settlement agreement
Shares issued in August 2007 pursuant to	621,125	621	264,629	-	-	-	-	-	265,250
private placement at $.60 per share.

Shares issued in August 2007 in exchange for	440,000	440	141,160	-	-	-	-	-	141,600
services rendered

Shares issued in August 2007 at $.26 per	30,000	30	(30)	-	-	-	-	-	-
share in connection with common stock
subscribe in December 2006

Exercise of put agreement and cancellation of	(2,311,346)	(2,311)	(844,115)	-	-	-	-	-	(846,426)
put shares (Note D)

Common stock subscribed	-	-	-	334,984	-	-	-	-	334,984

Amortization of deferred officer compensation	-	-	-	-	-	-	822,740	-	822,740
(Note C)

Net loss	-	-	-	-	-	-	-	(11,222,819)	(11,222,819)

See accompanying notes to unaudited condensed consolidated financial statements. F-10

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’
EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH SEPTEMBER 30,
2007 (Unaudited)
Other Comprehensive Income: Foreign exchange translation gain	-	-	-	-	-	57,638	-	-	57,638
Balance at September 30, 2007	73,356,041	$73,354	$25,999,038	$334,984	$(3,300)	$ 56,441	$(8,462,351)	$(19,288,761)	$(1,290,594)

See accompanying notes to unaudited condensed consolidated financial statements. F-11

HEMIS CORPORATION
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the	For the period
	nine	nine	from February 9,
	Months	Months	(date of
	September	September	inception) to
	30, 2007	30, 2006	September 30,
			2007

INCREASE IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING

Net loss from exploration stage operations	$(11,222,819)	$ (3,246,943)	$(19,288,761)
Loss on discontinued operations	9,468	50,023	140,861

Loss from continuing operations	(11,213,351)	(3,196,920)	(19,147,900)
Depreciation	17,165	15,425	24,590

Common stock issued in exchange for services	6,530,186	713,984	9,727,529
Common stock issued in exchange for exploration	30,750	-	73,250
expenditure (Note B)
Stock options issued in exchange for services	72,300	26,845	99,145

Amortization of deferred compensation (Note C)	822,740	822,740	2,656,073
Common stock issued to founders	-	-	10,000

Loss on put agreement (Note D)	20,789	-	141,105
Impairment of investment (Note F)	1,500	-	1,500

Adjustments to reconcile net loss from exploration
stage operations to cash used in operating activities:
Changes in assets and liabilities:

Prepaid expenses and other assets	91,706	(54,199)	(111,607)
Other receivables	95,000	(70,000)	-

Other payables	70,000	-	70,000
Accounts payable and accrued expenses	(38,144)	369,868	236,896

Net cash used in continuing operations	(3,499,359)	(1,372,257)	(6,219,419)
Net cash used in discontinued operations (Note F)	(11,555)	(50,023)	(121,927)

NET CASH USED IN OPERATING	(3,510,914)	(1,422,280)	(6,341,346)
CASH FLOWS FROM INVESTING

Capital expenditures	(84,252)	(52,874)	(154,099)
Net cash used in continuing operations	(84,252)	(52,874)	(154,099)

Net cash provided by discontinued operations	11,205		(18,906)
NET CASH USED IN INVESTING ACTIVITIES	(73,047)	56,874	(173,005)

CASH FLOWS FROM FINANCING
Net cash paid in connection with put agreement	(1,503,392)	-	(1,503,392)

Proceeds from sale of common stock and common
stock subscription, net of costs and fees (Note B)	1,369,482	2,378,570	6,739,050
Proceeds from related parties advances, net of	1,380,583	(8,433)	1,380,583

NET CASH PROVIDED BY(USED IN) FINANCING	1,246,673	2,370,137	6,616,241
ACTIVITIES

Effect of exchange rate changes on cash and cash	56,954	1,213	55,757
equivalents

NET INCREASE (DECREASE) IN CASH AND	(2,280,334)	896,196	157,647
EQUIVALENTS

Cash and cash equivalents at the beginning of the	2,437,981	327,049	-

See accompanying notes to unaudited condensed consolidated financial statements. F-12

HEMIS CORPORATION (An exploration stage company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

Cash and cash equivalents at the end of the	$ 157,647	$ 1,223,245	$ 157,647

Supplemental Disclosures of Cash Flow

Cash paid during the period for interest	$ -	$ -	$ -
Income taxes paid	-	-	-

Common stock issued in exchange for services	6,530,186	713,984	9,727,529
Common stock issued in exchange for exploration	30,750	-	73,250
expenditures (Note B)

Stock options issued in exchange for services	72,300	26,845	99,145
rendered (Note C)

Stock options granted in exchange for deferred	-	-	5,500,000
compensation

Cash held in trust (Note A)	-	25,803	-

Common stock issued to founders	-	-	10,000

See accompanying notes to unaudited condensed consolidated financial statements. F-13

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the
Company's SEC Form 10-KSB.

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
SEPTEMBER 30, 2007

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash and cash equivalents consist of operating funds held in financial institutions and funds held by an entity partially owned and controlled by the Company’s Chief Executive Officer and principal shareholder. The amount of funds held by the Chief Executive Officer at September 30, 2007 and
December 31, 2006 was $0 and $51,617, respectively, and included in the cash and cash equivalents. The funds are used to pay for the Company's miscellaneous services and supplies.

Cash Held in Trust

At September 30, 2007 and December 31, 2006, the Company had $0 and $23,468, respectively, of cash held in a lawyer's trust account and the Company’s lawyer has authority to use the funds to pay legal bills, consulting fees, and expenses. There was no formal escrow agreement, and the
President of the Company has the authority to allocate the trust funds and to withdraw the funds from trust at any time. The Company has excluded the cash held in trust from its cash and cash equivalents and accounted for as a current asset.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Mineral Properties and Exploration Costs

Mineral property interests are composed of mineral properties owned by the Company and rights to ownership of mineral properties which the Company can earn through cash or share payments, incurring exploration expenditures and combinations thereof. The Company accounts for its mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred, and all property sales and option proceeds received are credited to operations. When the existence of a mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on a property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property. Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. As of September 30, 2007, all mineral claim costs of carrying, retaining and developing unproven properties were charged to operations in the period incurred.

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
(Continued)
SEPTEMBER 30, 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B - CAPITAL STOCK

The Company was authorized to issue 75,000,000 shares of common stock with par value of
$.001 per share. In April 2006, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock from 75,000,000 shares to 150,000,000 shares with a par value of $.001 per share. The Company has 73,356,041 and 20,309,373 shares of common stock issued and outstanding at September 30, 2007 and December 31, 2006, respectively.

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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
to operations during the nine months ended September 30, 2007.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE B - CAPITAL STOCK (Continued)

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
to operations during the nine months ended September 30, 2007.

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
to operations during the nine months ended September 30, 2007.

In March 2007, the Company issued an aggregate of 222,000 shares of common stock at $.65 per share in exchange for proceeds of $129,200, net of costs and fees. The Company incurred commission costs of $15,100 in connection with the issuance of these common shares.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE B - CAPITAL STOCK (Continued)

In March 2007, the Company issued an aggregate of 5,063,636 shares of common stock to a consultant in exchange for services rendered and to be rendered from February 2007 through
February 2008. The common shares issued were valued at $1.10 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $3,514,398 during the nine months ended September 30, 2007. The unamortized portion of $2,055,602 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 3,000,000 shares of common stock to a consultant in exchange for services rendered and to be rendered from March 13, 2007 through
March 13, 2009. The common shares issued were valued at $1.50 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $1,239,041 during the nine months ended September 30, 2007. The unamortized portion of $3,260,959 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the
Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.30 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $13,000 were charged to operations during the nine months ended September 30, 2007.

In March 2007, the Company issued an aggregate of 40,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through October 1, 2008. The common shares issued were valued at $1.34 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of
$27,901 during the nine months ended September 30, 2007. The unamortized portion of $25,699 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

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
SEPTEMBER 30, 2007

NOTE B - CAPITAL STOCK (Continued)

In April 2007, the Company issued an aggregate of 12,500 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $1.40 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $17,500 were charged to operations during the nine months ended September 30, 2007.

In April 2007, the Company issued an aggregate of 20,000 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.77 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $15,400 were charged to operations during the nine months ended September 30, 2007.

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

In May 2007, the Company issued an aggregate of 500,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through April 10, 2008. The common shares issued were valued at $1.05 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of
$248,836 during the nine months ended September 30, 2007. The unamortized portion of
$276,164 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

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
rendered. Compensation costs of $315,824 were charged to operations during the nine months ended September 30, 2007.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE B - CAPITAL STOCK (Continued)

In July 2007, the Company issued an aggregate of 315,000 shares of common stock at $.60 per share in exchange for proceeds of $189,000. In July 2007, the Company issued an aggregate of
400,000 shares of common stock in exchange for services rendered at $.41 per share, which approximated the fair value of shares issued during the period services were rendered. The
Company also issued an aggregate of 1,100 shares of common stock in exchange for services rendered at $.40 per share, which approximated the fair value of shares issued during the period services were rendered. In July 2007, the Company issued an aggregate of 75,000 shares of common stock for resource property at $.41 per share, which approximated the fair value of shares issued during the period. In July 2007, the Company issued an aggregate of 100,000 shares of common stock for dispute settlement at $.40 per share, which approximated the fair value of shares issued during the period.

In August 2007, the Company issued an aggregate of 579,125 shares of common stock in exchange for cash proceeds at $.40 per share.

In August 2007, the Company issued an aggregate of 440,000 shares of common stock in exchange for services rendered at $.41 per share, which approximated the fair value of shares issued during the period services were rendered.

In August 2007, the Company issued an aggregate of 30,000 shares of common stock in exchange for commissions in connection with common stock subscribed.

In August 2007 we issued 42,000 shares of common stock at $0.80 per share. The subscription agreement was accepted on June 14, 2007 but due to an administrative error was not processed until August.

In September 2007 we issued warrants to purchase 21,000 shares of our common stock at an exercise price of $1.00, exercisable for a period of 2 years from June 14, 2007 or 60 days after a notice of warrant expiration is mailed out by the Company.

Subsequent to period ended September 2007 we issued 20,000 shares of common stock in exchange for services rendered at $0.17 per share, which approximated the fair value of share issued during the period services were rendered.

Subsequent to period ended September 2007 we issued an aggregate of 500,000 shares of common stock in exchange for cash proceeds at $0.13 per share.

Subsequent to period ended September 2007 we issued an aggregate of 691,664 shares of our common stock in exchange for cash proceeds at $0.25 per share.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its officers.

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price Exercisable		Exercise Price

$ 1.50	50,000	4.50	$ 1.50	50,000	$ 1.50

$ 1.00	50,000	3.50	$ 1.00	50,000	$ 1.00

	100,000	4.00	$ 1.25	100,000	$ 1.25

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
	Number of	Price Per
		Share

Balance at February 9, 2005 (date of	-	$ -
Granted	10,000,000	0.001

Exercised	-
Cancelled or expired	-	-

Outstanding at December 31, 2005	10,000,000	$ 0.001

Granted	50,000	1.00

Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2006	10,050,000	$ 0.01

Granted	50,000	1.50

Exercised	(10,000,000)	0.001
Cancelled or expired	-	-
Outstanding at September 30, 2007	100,000	$1.25

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE C – STOCK OPTIONS (Continued)

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

Compensation expense of $822,740 was charged to operations for the nine months period ended
September 30, 2007 and 2006. Should the officers terminate the service agreements within 5 years, the Company has no rights to cancel the options issued and will charged all unamortized costs to operations at that time. The terms of these options were required by the officers at the time the option and service agreements were entered into, and the Company determined that it was necessary to agree to these terms in order to retain the services of the officers. In January
2007, the officers exercised the stock options in exchange for an aggregate of 10,000,000 shares of the Company’s common stock (Note B).

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

In January 2007, the Company granted an aggregate of 50,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the nine months period ended September 30, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 182%. Compensation expense of $72,300 was charged to operations during the nine months ended September 30, 2007.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE D - PUT AGREEMENT

In October 2006 the Company entered into put agreements with certain shareholders granting the shareholders an option to put an aggregate of 2,311,346 shares of common stock to the
Company, when the Company became eligible for trading on the NASDAQ-operated Over-the-
Counter Bulletin Board (“OTCBB”), for a total price of $1,503,392.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES

Management Agreements

The Company has management agreements with its President and Chief Executive Officer, Chief
Financial Officer and Secretary, and Vice President Operations and Geologist. The President,
CEO and CFO are all also the Company’s significant shareholders. The Agreements provide terms of compensation and may be terminated at any time with 14 days notice been delivered by the party.

The Company has also entered into various consulting agreements, all of which provide terms of compensation and may be terminated within various time scales (all of which are less than 14 days) being delivered by either party.

Advisory Board Agreements

The Company has Advisory Board Agreements with two Board members. The Agreements provided a term of two years, and may be terminated at any time with 14 days notice been delivered by the party.

Acquisition of Mining Rights

On December 20, 2005 the Company entered into a “Memo of Understanding”, and subsequently a formal option agreement on June 19, 2006 with Corex Gold Corp. (“Corex) to acquire Santa
Rita Claim property located in Zacatecas, Mexico. The option agreement had no initial costs, and the Company has the right to acquire a 49% interest in the Santa Rita property upon incurring exploration expenses as agreed upon. Pursuant to the agreement, the Company committed to exploration expenditures of minimum $200,000 over the first 12 months at which time the
Company shall have the rights to withdraw, without earning any interest. The Company will also issue 25,000 treasury shares to Corex upon commencement of Phase 1 of the agreement. The
25,000 shares were issued to Corex in October 2006 (Note B). As of December 31, 2005, the
Company has incurred and charged to operations, $22,519 of expenditures pursuant to this agreement. On the 1st anniversary of the agreement, the Company would commit to exploration expenditures of minimum $300,000 over additional 12 months at which the Company will issue
75,000 treasury shares to Corex (which has been issued). On the 2nd anniversary, Corex would commit to exploration expenditures of minimum $450,000 over additional 12 months at which time the Company will issue 100,000 treasury shares to Corex. The Company may terminate the option agreement at any time hereafter without further obligation or liability to Corex except respecting payments, which have not at such time made to Corex in relation to milestones that have been achieved prior to the time of termination. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $31,177.

On January 29, 2007, the Company entered into a letter agreement with Corex, and entered into an amending extension agreement with Corex dated October 3, 2007 (together the “2007 Option
Agreement). The 2007 Option Agreement replaces the option agreement dated June 19, 2006, whereby the Company’s interest in the Santa Rita is changed to 49% interest whatever Corex holds in Santa Rita property as opposed to a 49% interest in the Santa Rita property itself.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES (Continued)

Acquisition of Mining Rights (continued)

During the nine months ended September 30, 2007, the Company incurred and charged to operations exploration expenditures in the amount of $200,000.

On December 31, 2005, the Company's wholly owned subsidiary, Hemis Gold S.A. de C.V., entered into an option agreement to acquire a 67.5% interest in the El Tigre located in the
Municipality of Sahuaripa, Sonora, Mexico. The option agreement had no initial costs. If Company incurred $200,000 of exploration expenditures within 548 days from the date of the agreement, the Company will acquire a 67.5 % interest in the El Tigre Concession and the Porvenir
Concession mineral claims. As of December 31, 2005, the Company has not incurred expenditures pursuant to this agreement. During the year ended December 31, 2006, the
Company incurred and charged to operations additional exploration expenditures in the amount of $140,227. During the nine months ended September 30, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $1,200,175.

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
pay $25,000 and issue 25,000 common shares by October 14, 2006 (Note B)

  by October 5, 2007, pay an additional $50,000 (which has been done), issue 50,000 more common shares and spend $200,000 on exploration expenses;

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE E – COMMITMENTS AND CONTINGENCIES (Continued)

Acquisition of Mining Rights (continued)

On January 8, 2007 the Company entered into an agreement with Aspen Exploration Corporation
(“Aspen”) pursuant to which Aspen has assigned offshore prospecting permit applications in an area of the Cook Inlet, Alaska to the Company. During the nine months ended September, 30
2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $359,350.

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

Litigation

As of September 30, 2007, the Company is not a party to ant legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Warrant / Option Agreement

On May 15, 2005, the Company entered into an Option Agreement with its Chief Geologist.
Pursuant to the Option Agreement, the Company agreed to issue 1,000,000 stock options to
Chief Geologist. The exercise price of the options is $0.001 per share, and shall expire 60 days after the termination of the consulting agreement between the Company and COO. The grant and vesting of the stock options is contingent upon the Company acquiring rights to a property on which a gold deposit of at least 500,000 ounces of gold is proven. As of September 30, 2007, the
Company has not acquired rights to properties as defined and the stock options have not been granted or vested. On September 6, 2007 the Company issued warrants to purchase 21,000 shares of its common stock at an exercise price of $1.00 per share to a non-US investor, The warrants are exercisable for a period of 2 years from June 14, 2007 or 60 days after a notice of warrant expiration is mailed out by the Company.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

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

Aurum had no assets at December 31, 2006. During the second quarter of 2006, the Company transferred $50,023 of cash to Aurum for working capital purposes. Aurum incurred $22,128 of office expenses during the quarter ended September 30, 2006. Prior to the spin-off, Aurum had
$10,000 of prepaid expenses and $17,895 of cash in bank.

The following summarizes the disposition of the Aurum:

Net assets disposed of	$ (27,895)

Net loss on disposal of Aurum	$ (27,895)

Operating results for the discontinued operations for the period ended September 30, 2007 and 2006 and for the period from February 9, 2005 (date of inception) through September 30, 2007 were:

	For the nine	For the nine	For the period
	months	months	from February 9,
	ended	ended	2005 (date of
	September	September	inception) through
	30,	30
	2007	2006	September 30,
			2007

Revenue	$ -	$ -	$ -
Expenses	-	-	22,128)

Net (loss) before tax	-	-	(22,128)
Income tax provision (benefit)	-	-	-

Net loss	-	-	(22,128)

Net loss on the disposition of Aurum,	-	-	(27,895)
before
Income tax provision (benefit)	-	-	-

Loss on disposition of Aurum	-	-	(27,895)
Loss on discontinued operations, net of	$ -	$ -	$ (50,023)
tax

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

Aurum Financial Services, Inc. (Continued)

There were no depreciation and amortization expense included in all period presented.

Subsequent to the spin-off of Aurum, the Company has agreed to grant Aurum a loan of
$125,000 as business start up costs and to promote their activities. At December 31, 2006, the
Company advanced $95,000 to Aurum. Aurum has repaid the loan in full as of September 30,
2007. During the nine months ended September 30, 2007 the Company received loans of
$225,000 from Aurum. The loan is non-interest bearing and is due on demand. Two of the
Company’s directors have voting controls of Aurum.

Stratos Gold Corporation

In September 2006, the Company’s Board of Directors authorized to spin off one of its wholly-
owned subsidiary, Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (“Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006,
Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off in September 2006. During the nine months ended September 30,
2007 the Company received loans of $135,000 from Stratos. The loan is non-interest bearing and is due on demand. The Company’s 2 directors have voting controls of Stratos.

Tecton Corporation

In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation
(“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”)
one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off. Subsequent to the spin-off of Tecton, the Company advanced Tecton working capital of $50,000. During the nine months ended September 30, 2007 the Company received loans of $920,601 from Tecton. The loan is non-interest bearing and is due on demand. Two of the Company’s directors have voting controls of Tecton.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

Sirius Corporation

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-
owned subsidiary, Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of
January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off.
Subsequent to the spin-off of Sirius, the Company advanced Sirius working capital of 10,000. As of March 31, 2007 and December 31, 2006, advances to Sirius amounted $10,000 and $0, respectively. The advance is non-interest bearing and is due on demand. The Company’s 2 directors have voting controls of Sirius. Additionally, the Company acquired 1,000,000 common shares of Sirius Corporation at $0.001 per share. This represents approximately 2% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Sirius. Considerable management judgment is necessary to estimate fair value of the shares purchased. Sirius has minimal operations as of September 30,
2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $1,000 for the impairment of the restricted stock purchased.

Allegra Corporation

On January 12, 2007, the Company’s Board of Directors authorized to spin off one of its wholly-
owned subsidiary, Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of
January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off.
Subsequent to the spin-off of Allegra, the Company acquired 500,000 common shares of Allegra at $0.001 per share. This represents approximately 1% of Allegra’s total outstanding shares. The
Company does not have the ability to exercise significant influence over operating and financial policies of Allegra. Considerable management judgment is necessary to estimate fair value of the shares purchased. Allegra has minimal operations as of September 30, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $500 for the impairment of the restricted stock purchased.

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

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE F – DISCONTINUED OPERATIONS (Continued)

The following summarizes the assets and liabilities of discontinued operations as of September
30, 2007 and December 31, 2006:

During the first quarter of 2007 the Company sold the assets of the Philippines subsidiary in exchange for net proceeds of $11,205. The assets sold had a net book value of $15,925, accordingly the company accounted for $4,720 of loss on disposal of the assets. The following summarizes the operating results for the discontinued operations for the period end September
30, 2007 and 2006, and for the period from February 9, 2005 (date of inception) through
September 30, 2007:

                                                                        For the nine      For the nine      For the period
                                                                        months ended   months ended   from February 9,
                                                                        September       September

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE G – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the period February 9, 2005 (date of inception) to September 30, 2007, the Company accumulated losses of $19,288,761. The Company’s current liabilities exceeded its current assets by $1,411,465. However, the Company has generated no revenues to date, has incurred operating expenses and has sustained losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE H - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 1,378,331 shares of common stock in exchange for common stock subscribed during the nine months ended
September 30, 2007 (Note B). The Company also issued an aggregate of 50,000 shares of common stock to Electrum Capital Inc for La Centela property pursuant to the Agreement (Note
E). The Company also issued warrants to purchase 40,000 shares at an exercise price of $1.00 and exercisable for a period of 2 years from July 27, 2007 or 60 days after a notice of warrant expiration is mailed out by the Company.

On October 3, 2007 the Company entered into an agreement with Corex Gold which amends the
January 29, 2007 Option Agreement relating to the Company’s interest in the Santa Rita mineral property. The amendment agreement amends and extends the payment schedule set out in the
2007 Option Agreement. Pursuant to the amendment agreement, the Company is now required to issue 75,000 shares of its common stock to Corex Gold by October 12, 2007; and pay
$200,000 to Corex Gold by October 31, 2007 in order to maintain its interest in the Santa Rita property. The Company has decided to let their interest in the Santa Rita mineral property expire by choosing not to make the final payment of $200,000 to Corex Gold by October 31, 2007. The
Company does not consider that the Santa Rita mineral concession holds as much potential for mineralization as do other mineral properties in which Hemis holds a majority interest.

HEMIS CORPORATION.
(An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SEPTEMBER 30, 2007

NOTE G – GOING CONCERN MATTERS (Continued)

Note I – Other

On September 14, 2007, Douglas Oliver resigned as a director effective September 14, 2007, but will remain an officer of the Company.

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

Introduction

Hemis Corporation (“we”, “us”, “Hemis”) was incorporated as a Nevada company on
February 9, 2005. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We currently have one active wholly-owned subsidiary, Hemis Gold SA de CV which was incorporated in Mexico in
May 2005. We plan to use the Mexican subsidiary to carry out exploration activities in
Mexico.

Overview

We are engaged in the acquisition and exploration of mineral properties in Sonora,
Mexico; British Columbia, Canada; and Alaska, U.S. Our plan of operations for the next twelve months beginning December 2007 is to conduct exploration of our mineral properties in Mexico, Canada and the U.S.

Until recently, we also had an option interest in a mineral concession in La Zacatecas,
Mexico known as “Santa Rita”. However management has decided to allow our option interest to lapse by choosing not to fulfill certain option payments. Our management does not believe that this particular mineral concession holds as much potential as our other sites and have decided to concentrate our exploration efforts on our other mineral properties in Sonora, Mexico, British Columbia, Canada and Alaska, U.S.

We have only recently begun our current operations and we have not yet earned any revenues, have had operational losses to date and have accumulated a deficit. From our inception on February 9, 2005 until September 30, 2007 we incurred a total comprehensive loss of $19,232,320.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties.

We anticipate that we will require additional financing of approximately $9,753,000 in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

Plan of Operation

We are engaged in the acquisition and exploration of mineral properties in Sonora,
Mexico; British Columbia, Canada; and Alaska, U.S.A. We have acquired a percentage interest in two properties in Sonora, Mexico and hold options to acquire interests in two further mineral concessions on properties in Mexico. In addition, we hold the rights to acquire various offshore prospect permitting applications in Alaska, some of which have been granted. We also hold the rights to acquire interests in two mineral claims in
Canada as described below:

Name of Property	Location	Nature of Interest

El Tigre Property	Sonora, Mexico	67.5% interest in mining
rights

Porvenir Property	Sonora, Mexico	67.5% interest in mining
rights

La Centela Property	Sonora, Mexico	Option to acquire up to a
75% interest in mining rights

La Casita Property	Sonora, Mexico	Exclusive right to complete
our application to acquire a
100% interest in mining
rights

Anchor Point Gold Project	Alaska, US	Right to acquire various
offshore prospecting permit
applications and a non-
exclusive license of geologic
information

Wolfe Creek and Covenant	British Columbia, Canada	Option to acquire 100%
and Covenant Claims		interest in mining rights of
two properties

Our plan of operation for the next twelve months, beginning October 2007, is to carry out exploration of our mineral properties in Mexico and Canada and to get approval for the offshore prospecting permit applications which relate to our five potential exploration project locations in Alaska. We intend to primarily explore for gold and molybdenum, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that it will cost us approximately $7,000,000 in exploration expenses and take us until summer of 2009 to determine if the mineral properties on which we have options, do have commercially exploitable quantities of mineralization. We intend to enter into joint ventures on all our projects to allow other companies to contribute to the exploration expenses in exchange for options to acquire a portion of our interest in the mineral properties. As of the date of this filing, no joint venture partners have been found.

We are also negotiating the purchase of securities in various other mineral exploration companies. As at the date of this filing, no such securities have been purchased yet.

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

Our planned exploration expenditures for the next twelve months (beginning October
2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount

Exploration of the joint El Tigre Gold Project (the	$1,395,000
joint El Tigre, Porvenir, La Centela and La Casita
Claims)

Payment towards acquisition of La Centela mining	$275,000
rights

Payment towards acquisition of rights in respect of	$ 50,000
the Anchor Point Gold Project Permit Applications

Exploration of the Anchor Point Gold Project, Alaska	$1,000,000

Payment towards acquisition of Wolfe Creek and	$ 333,000
Covenant mining rights

Exploration of the Wolfe Creek and Covenant mining	$ 500,000
rights

Obtaining interests in other mining rights, including	$ 2,000,000
La Casita

General and Administrative Expenses	$ 4,000,000

Purchase of securities in other mineral exploration	$200,000
companies

Total	$9,753,000

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

As at September 30, 2007, we had approximately $157,647 in cash or cash equivalents.
Based on our planned expenditures as outlined above, we require additional capital of approximately $9,600,000 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this quarterly report to the following 30 months, we anticipate that we will not generate any revenues. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

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

If we incur $200,000 in exploration expenditures within 548 days (18 months) from the date of the agreement, January 23, 2006, we will acquire a 67.5% interest in the El Tigre concession and the Porvenir concession mineral claims. These expenditures were paid in full by the due date meaning that we have now acquired a 67.5% interest in these claims.

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

To date we have concluded our first round of the exploratory drilling program on the El
Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims) and have discovered gold, silver, molybdenum, copper, lead, zinc and tungsten mineralization across the concessions, although it has yet to established in what quantities these minerals exist.

Our plan of exploration for the joint El Tigre Gold Project is moving forward toward the next phase of drilling. Work is focusing on geologic mapping and sampling of areas of interest on and near the El Tigre project area.

The goal at El Tigre is to have a drill on site in the late January to early February 2008.
At this time the planned program includes drilling 10 to 12 additional core holes in the El
Tigre project area. These holes will provide definition drilling in the Monument Breccia target zone as well as test new targets. We estimate that this phase of the exploration program will cost approximately $1,595,000 and take 6 - 8 months to complete and analyze the results. Our plan of exploration into the future, will depend on the results of this drilling phase.

With the conclusion of the first round of drilling and the receipt of laboratory assay results, a clearer understanding of the mineralization of the area is emerging.

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

As at November 5, 2007, only some of the offshore prospecting permit applications have been approved. Whilst we wait for approval on the remaining permits, we are involved in reviewing the aeromag data and determining where the sampling program is to take place. We have also contracted Earthfield Technologies of Houston to process newer aeromagnetic data covering the Lower Cook Inlet. We plan to conduct an oceanographic survey over the key areas of interest to get data on bathymetry, sediment stratigraphy and local magnetic variations. We have retained Entrix, Inc. to assist us in getting the necessary state and federal permits. We anticipate starting our exploration program on the Anchor Point Gold Project in the early spring of 2008.

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

Over the next 36 months, we plan to spend approximately $1,000,000 on mapping, re-
sampling, relocation, geological, geochemical and geophysical surveys, and trenching.
Subsequent drilling will require some remediation work. We are still in the early stages of developing our full exploration plan on this property, and we anticipate that we will begin exploration of this property in December 2007. We plan on spending approximately
$500,000 over the next 12 months in exploration of the Wolfe Creek and Covenant claims.

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

Number of Employees

As of September 30, 2007, our Chief Executive Officer our Chief Financial Officer work as part time consultants, each contributing approximately 40% of their time to us. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, geology, exploration consulting, business and financial consulting and legal services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the proposed increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations

Our results of operations are presented below:

	Three Months	Three Months	Nine Months	Nine Months	Period from
	Ended	Ended	Ended	Ended	February 9,
	September	September	September	September	2005
	30, 2007	30,	30, 2007	30, 2006	(inception) to
		2006			September
					30, 2007

Costs and Expenses:

General and	$3,608,507	$1,147,480	$11,175,397	$3,181,495	$18,982,205
Administrative

Depreciation	7,945	2,637	17,165	15,425	24,590

Total Operating	3,616,452	1,150,117	11,192,562	3,196,920	19,006,795
Expense

Loss from Operations	(3,616,452)	(1,150,117)	(11,192,562)	(3,196,920)	(19,006,795)

Loss on put	-	-	(20,789)		(141,105)
agreement

Loss on discontinued	-	-	(4,748)	(22,128)	(108,246)
operations

Net Loss	(3,616,452)	(1,178,012)	(11,222,819)	(3,246,943)	(19,288,761)

Loss per common	$ (0.05)	$ (0.09)	$(0.17)	$(0.22)	-
share (basic and
assuming dilution)

Weighted average	72,570,427	12,928,593	67,247,532	14,728,625	-
common shares for
computation

Since our inception on February 9, 2005, we have never generated any revenues. Since our inception to September 30, 2007, we incurred net loss of $19,288,761. We anticipate that we will not earn any revenues during the current fiscal year or in the following 30 months from the date of this report as we are presently engaged in the exploration of our mineral properties.

For the three months ended September 30, 2007 we incurred net loss of $3,616,452 compared to our net loss of $1,178,012 for the same period in 2006. The increase of
$2,438,440 in net loss was mainly due to the increase in our day to day operating costs.
For the nine months ended September 30, 2007, we incurred net loss of $11,222,819 compared to a net loss of $3,246,943 for the nine months ended September 30, 2006.
Our net loss per share was $0.05 and $0.09 respectively for the three months and nine months ended September 30, 2007.

For the three months ended September 30, 2007 our total operating expenses were
$3,616,452 compared to $1,150,117 for the three months ended September 30, 2006.
The increase of $2,466,335 in operating expenses is primarily due to our increased day to day operation activities for the three months ended September 30, 2007 and an associated increase in professional fees including accounting, legal and other consulting fees, increased travel and entertainment expenses, and increased mineral and exploration costs. We have experienced significantly more business activities in relation to our acquisition of mineral interests in the 3 months in 2007 as compared with the 3 months of operations in 2006. Our total operating expenses increased $7,995,642 from
$3,196,920 for the nine months ended September 30, 2006 to $11,192,562 for the nine months ended September 30, 2007. Since our inception to September 30, 2007 we incurred $19,006,795 in total operating expenses.

Our general and administrative expenses from February 9, 2005 (date of inception) to
September 30, 2007 were $18,982,205. This includes amounts for professional fees, consulting fees, management fees, and other administrative expenses. Our other administrative expenses consist of bank charges, filing fees, payroll, investor relations fees, marketing expenses, stock based compensation, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies, and exploration and mineral costs. Our professional fees include legal, accounting and auditing fees.

For the three months ended September 30, 2007, our general and administrative fees were $3,608,507 compared to $1,147,480 for the same period in 2006. The increase of
$2,461,027 was mainly because we had additional legal and auditing services and increased expenses related to our acquisition of mineral interests. For the nine months ended September 30, 2007, our general and administrative fees were $11,175,397 compared to $3,181,495 for the same period last year.

Total depreciation expense was $24,590 from February 9, 2005 (date of inception) to
September 30, 2007. Our depreciation increased $5,308 to $7,945 for the three months ended September 30, 2007 from $2,637 for the same period in 2006. Our depreciation increased $1,740 to $17,165 for the nine months ended September 30, 2007 from
$15,425 for the same period in 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $157,647 and a working capital deficit of $1,411,465. Our accumulated deficit was $19,288,761 as at
September 30, 2007. Our net loss of $19,288,761 from February 9, 2005 (date of inception) to September 30, 2007 was mainly funded by our equity financing and the advance by related parties. During the nine months ended September 30, 2007, we raised $1,369,482 from the sale of our common stock. The decrease in cash and cash equivalent for the nine months ended September 30, 2007 was $2,280,334.

We used net cash of $73,047 in investing activities during the nine months ended
September 30, 2007. We used net cash of $3,510,914 in operating activities for the nine months ended September 30, 2007. We received net cash of $1,246,673 from financing activities during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, our monthly cash requirement was approximately $398,218 in operating and investing activities. As of September 30, 2007, we had cash and cash equivalent of $157,647, which will not cover our costs even for one month according to our current monthly burn rate.

We expect to require approximately an additional $9,600,000 in financing to continue our planned operations for the next year (from December 2007). We anticipate that after
December 2007 our monthly expenses will increase as our general and administrative expenses and our proposed acquisition and exploration costs also increase.

Our independent registered public accounting firm has stated in their report included in our December 31, 2006 Form 10-KSB, that our recurring losses raise substantial doubts about our ability to continue as a going concern, and we are dependent upon management's ability to develop profitable operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES During the 3rd quarter of 2007, we issued unregistered securities as follows:

  In July 2007, we issued an aggregate of 315,000 shares of common stock at $.60 per share in exchange for proceeds of $189,000.

  In July 2007, we issued an aggregate of 400,000 shares of common stock in exchange for services rendered at $0.41 per share, which approximated the fair value of shares issued during the period services were rendered, and an aggregate of 1,100 shares of common stock in exchange for services rendered at $0.40 per share, which approximated the far value of shares issued during the period services were rendered.

  In July 2007, we issued an aggregate of 75,000 shares of common stock for resource property at $.41 per share, which approximated the fair value of shares issued during the period.

  In July 2007, we issued an aggregate of 100,000 shares of common stock for dispute settlement at $.40 per share, which approximated the fair value of shares issued during the period.

  In August 2007, we issued an aggregate of 745,792 shares of common stock at $.40 per share.

  In August 2007, we issued an aggregate of 440,000 shares of common stock in exchange for services rendered at $.41 per share, which approximated the fair value of shares issued during the period services were rendered.

  In August 2007, we issued an aggregate of 30,000 shares of common stock in exchange for commissions in connection with common stock subscribed.

  In August 2007 we issued 42,000 shares of common stock at $0.80 per share. The subscription agreement was accepted on June 14, 2007 but due to an administrative error was not processed until August.

  In September 2007 we issued warrants to purchase 21,000 shares of our common stock at an exercise price of $1.00, exercisable for a period of 2 years from June 14, 2007 or 60 days after we mail out a notice of warrant expiration.

  In September 2007 we issued 20,000 shares of common stock in exchange for services rendered at $0.17 per share, which approximated the fair value of share issued during the period services were rendered.

  In September 2007 we issued an aggregate of 500,000 shares of common stock in exchange for cash proceeds at $0.13 per share.

  In September 2007 we issued an aggregate of 691,664 shares of our common stock in exchange for cash proceeds at $0.25 per share.

Subsequent to the period covered by this report, in October 2007, we issued 50,000 shares of common stock in order to maintain our interest in the La Centela property.
Also in October 2007 we issued warrants to purchase 40,000 shares at an exercise price of $1.00 and exercisable for a period of 2 years from July 27, 2007 or 60 days after we mail out a notice of warrant expiration.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION:

On July 24, 2007 we entered into a services agreement with Mineralogics Corporation pursuant to which Mineralogics provides us with exploration office facilities, oversees our mineral property acquisition and development activities and provides us with administrative services. In exchange for these services we agreed to pay Mineralogics a monthly service fee of $7,500. The term of the agreement is from August 1, 2007 until
August 1, 2010 and is terminable by either party upon giving 30 days written notice to the other. This agreement is considered by the SEC to be a related party transaction because Norman Meier, our President, CEO and a director, is also the owner and director of Mineralogics.

ITEM 6. EXHIBITS Exhibit Exhibit Number Description

10.1	Services Agreement with Mineralogics Corporation

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Hemis Corporation (Registrant)

/s/ Norman Meier
Date: November 14, 2007	Norman Meier
Director, President, Chief Executive Officer

/s/ Bruno Weiss
Date: November 14, 2007	Bruno Weiss
Director, Chief Financial Officer

