Form 10-K
period 2007-12-31
HEMIS CORP
filed 2008-04-14
CIK 1325950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORTPURSUANTTOSECTION13OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 333-135946 HEMIS CORPORATION (Exact name of registrant as specified in its charter)

Nevada	20-2749916
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Bettlistrasse 35 8600 Dübendorf, Switzerland (Address of principal executive offices)

(702) 387 2382

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 29, 2007 (computed by reference to the price at which the common equity was last sold): $20,691,302

Aggregate market value of the voting stock of the registrant held by affiliates of the registrant at June 29, 2007 (computed by reference to the price at which the common equity was last sold of $0.47): $12,854,392

Number of common shares outstanding at March 27, 2008: 76,363,372

PART I

Item 1. Description of Business Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Introduction

Hemis Corporation (“we”, “us”, “Hemis”) was incorporated as a Nevada company on February 9, 2005. Since our inception, we have been engaged in the acquisition, exploration and development of mineral properties. We carry out exploration activities in Mexico through our only wholly subsidiary, Hemis Gold SA de CV, which was incorporated in Mexico in May 2005.

Overview

We are engaged in the acquisition and exploration of mineral properties in Sonora, Mexico; British Columbia, Canada; and Alaska, U.S. Our plan of operations for the next twelve months beginning January 2008 is to conduct exploration of our mineral properties in Mexico, Canada and the U.S.

Until recently, we also had an option interest in a mineral concession in La Zacatecas, Mexico known as “Santa Rita”. However management has decided to allow our option interest to lapse by choosing not to fulfill certain option payments. Our management does not believe that this particular mineral concession holds as much potential as our other sites and has decided to concentrate our exploration efforts on our other mineral properties in Sonora, Mexico, British Columbia, Canada and Alaska, U.S.

We not yet earned any revenues and have had operational losses to date, as well as an accumulated deficit. From our inception on February 9, 2005 until December 31, 2007, we have incurred a total comprehensive loss of $(22,325,388).

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

Name of Property	Location	Nature of Interest
El Tigre Property	Sonora, Mexico	67.5% interest in mining rights
Porvenir Property	Sonora, Mexico	67.5% interest in mining rights
La Centela Property	Sonora, Mexico	Option to acquire up to a 75% interest in mining rights
Anchor Point Gold Project	Alaska, US	Right to acquire various offshore prospecting permit applications and a non-exclusive license of geologic information
Wolfe Creek and Covenant Properties	British Columbia, Canada	Option to acquire 100% interest in mining rights of two properties

Our interest in the El Tigre and Porvenir properties consists of an Option Agreement our wholly owned subsidiary, Hemis Gold S.A. de C.V. entered into with Loreto Careaga Galaz Widow Rascón and others on December 31, 2005. The agreement grants us an option to acquire a 67.5% interest in the El Tigre and Porvenir properties. On November 5, 2007, we entered into an agreement granting Monte Cristo Gold Corporation the option to purchase either 49% or 60% of our interest in these properties from us. Bruno Weiss, our Director and Chief Financial Officer is Chief Financial Officer of Monte Cristo. To exercise the 49% interest option, Monte Cristo must pay us two payments, the first in the amount of $100,000 within 5 business days following November 5, 2007, and the second of $1,900,000 on or before November 4, 2008. To exercise the 60% interest option, Monte Cristo must pay us the amounts specified to exercise the 49% option, as well as two additional payments of $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009, respectively.

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

On November 16, 2007, we entered into an agreement which became effective on November 23, 2007 granting Condor Gold Corporation, the option to purchase either 49% or 60% of our interest in the Anchor Point Gold Project from us. Bruno Weiss, our Director and Chief Financial Officer, is a major shareholder and Chief Financial Officer of Condor Gold. Norman Meier, our President and Chief Executive Officer is a major shareholder of Condor Gold. To exercise the 49% interest option, Condor Gold must pay us two payments, the first in the amount of $100,000 within 5 business days following November 23, 2007, and the second of $1,900,000 on or before November 23, 2008. Condor Gold failed to make the initial $100,000 payment to maintain its option and therefore the option expired and the Option Agreement terminated as of November 22, 2007.

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

Our exploration programs will be directed by our management and will be supervised by Dr. Doug Oliver, our Vice President Operations. We will engage contractors to carry out our exploration programs under Dr. Oliver’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according the specific exploration program on each property. Our budgets for our exploration programs are set forth in the section of this annual report entitled “Description of Properties.” We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

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

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

If we determine not to proceed with further exploration of any of our mineral claims due to results from geological exploration that indicate that further exploration is not recommended, we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

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

Mining law in Mexico applies to exploration and exploitation of natural resources deposits. In connection with mining and exploration activities in the El Tigre, Porvenir and La Centela properties, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.

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

Payment of Mining taxes in January and July of each year;

Comply with Official Mexican Standards pertaining to safety by submitting receipts showing the purchase of equipment used for workplace safety;

Compliance with general Mexican environmental laws which prohibit the following:

o	Releasing pollutants into the atmosphere, causing damage to natural resources;

o	Destroying or cutting trees without authorization; and

o	Causing forest or jungle fires.

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

In Canada, mineral title belongs to the provincial Crown. Mining is generally regulated by the provinces. Provincial mining legislation, policies, and codes of practice, usually have specific requirements for the control of mining wastes. Provinces also use different procedures to regulate mining activity. We will be required to comply with all regulations defined in the Mineral Tenure Act for the Province of British Columbia. In British Columbia, the proponent must submit a permit application for all mechanized surface exploration. The application includes information about the mineral title, the operator, the program of work, and the proposed reclamation plan. For minimal surface disturbance in a non-sensitive area, a letter permit is issued by a district inspector of the

Ministry of Energy and Mines and Petroleum Resources. If a mechanized work program is contemplated, the district inspector follows a consultation procedure with other government agencies, following which a permit will be issued. For exploration in highly sensitive areas, further referrals will be made by the Ministry to, for example, the inter-agency management committee, other government agencies, and/or public stakeholder groups. We are also subject to safety policies of the Canadian Workers Compensation Board that regulates the protection of the health and safety of workers.

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

Employees and Consultants

As of March 31, 2008, our Chief Executive Officer our Chief Financial Officer work as full time consultants, each contributing approximately 40% of their time to Hemis. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, business and financial consulting and legal services.

On May 15, 2005 we entered into a consulting agreement with Charles Reed, whereby Mr. Reed agreed to act as our Chief Geologist from May 15, 2005 until the agreement is terminated on 14 days notice by either party. As remuneration we agreed to issue Mr. Reed 100,000 common shares as compensation to December 31, 2007 and after that 50,000 common shares per year, payable on a pro rated basis at the end of each of our fiscal quarters.

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

On November 9, 2005, we entered into a consulting agreement with Hudson Capital Corporation whereby Hudson Capital agreed to assist us in creating our website, producing marketing material, presenting exchange listing efforts, providing business consulting and strategic planning advice and increasing our profile within the brokerage community. The agreement was extended on a month to month basis. We agreed to pay Hudson Capital up to 900,000 common shares upon the occurrence of various corporate milestones and objectives. On November 9, 2006, we amended the agreement to allow Hemis sole discretion in awarding bonus shares to Hudson Capital and we issued 900,000 shares on November 14, 2006 as a bonus to Hudson Capital. The bonus was awarded in part as compensation to Hudson Capital to agree to remove the specific targets and entitlements to stock bonuses based on corporate milestones as set out in the original agreement and also to compensate Hudson Capital for certain services it provided in October and November 2006, including introduction to German newsletter writers, research analysts and corporate communications consultants.

On January 5, 2006 we entered into a consulting agreement with Douglas Oliver whereby he agreed to provide geologist consulting services and also to act as a Director on our Board of Directors. This agreement has been superseded by an agreement dated January 1, 2007 pursuant to which Dr. Oliver was appointed as Vice President Operations and Geologist for the Company and receives fixed remuneration at the rate of $10,000 per month commencing January 1, 2007. However, by verbal agreement with Dr. Oliver we only paid him $6,000 per month from January to November 2007. Dr. Oliver resigned as a director of us on September 14, 2007, but he continues as our Vice President Operations and Geologist.

On August 20, 2006 we entered into a Director Agreement with Richard Hamelin, whereby he agreed to act as a Director on our Board of Directors. Under the agreement, Mr. Hamelin is to receive no compensation but he is reimbursed for all expenses reasonably incurred in the proper performance of his obligations as a Director.

On August 25, 2006 we entered into a consulting agreement with Michael Forster whereby Mr. Forster agreed to assist us in introducing us to his contacts at Safeport Gold Fund in Liechtenstein with a view to Safeport potentially investing in us, introduce us to accredited investors in Switzerland and Europe, organize at least three presentations for potential investors in us, assist our CEO in identifying strategic alliances in Europe for us, and introduce us to market participants, investment professionals and financial institutions in Switzerland and Europe. In consideration for the provision of such consulting services, we paid Mr. Forster a flat fee of $755,000 which was payable by the issuance of 1,000,000 shares of our common stock, each share with a deemed price of $0.75. The agreement terminated on December 31, 2007.

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

On September 15, 2006 we entered into a consulting agreement with Sedona AG, whereby Sedona AG agreed to assist us in raising capital in Switzerland, use its legal status to promote the sale of shares in Switzerland, and provide due diligence services to us to ensure that any potential investment in us complies with all laws and regulations of Switzerland, including money laundering provisions. In consideration for the provision of such consulting services, we paid Sedona AG a flat fee of $375,000 which was payable by the issuance of 500,000 shares of our common stock, each share with a deemed price of $0.75. The agreement terminated on September 30, 2007.

On October 1, 2006 we entered into an advisory board agreement with Casey Danielson, a geologist, whereby Mr. Danielson agreed to act as an advisory board member, to provide us with consulting services, to assist us in finding mining properties, assist us with geological matters and introduce our management to persons and businesses involved in mining around the world. As compensation we agreed to issue Mr. Danielson a one time payment of 20,000 common shares by March 1, 2007. The agreement terminates on October 1, 2008, or on 14 days notice by either party. As of December 31, 2007 the shares had not yet been issued.

On February 28, 2007 we entered into a consulting agreement with Dorado Inc. for the provision of human resources services including developing recruitment policies to attract new personnel for executive, administrative, operational and supervisory roles; implementing policies in accordance with the government employment standards of the countries in which we conduct our operations. Dorado’s obligations were to assist us in identifying at least 12 potential mining projects, conduct due diligence on these identified projects, negotiate mining options, rights or leases for any projects we wish to pursue, and introduce us to potential geologists and other advisors and consultants that we may retain in the future to assist us with our mining operations. We paid Dorado a flat fee of $1,500,000 which was paid by the issuance of 1,363,638 shares of our common stock on March 9, 2007, with each share having a fair market value of $1.10 per share. The agreement has a term of one year and terminated on February 28, 2008.

On March 1, 2007, we entered into a consulting agreement with Battle X Inc. for the provision of managerial consulting services, including analyzing our corporate goals and objectives; assessing our current corporate structure; developing a plan to optimize our corporate structure based on our goals and objectives; and developing a strategic plan after we have optimized our corporate structure. Battle X was obligated to introduce our management to persons and businesses involved in mining around the world and specifically in the USA, Germany, Switzerland and Austria. As compensation, we issued Battle X 2,000,000 shares of our common stock on March 9, 2007. Each share had a fair market value of $1.10 per share, with total compensation valued at $2,200,000. The agreement had a term of March 1, 2007 to December 31, 2007.

On March 9, 2007 we entered into a consulting agreement with Westgate Corporation, a company wholly owned by Gerardino Mastrandrea, pursuant to which Mr. Mastrandrea shall assist us in negotiating mining options, rights or leases with owners or principals of mineral properties and to assist us in carrying out due diligence of such properties. In consideration for the consulting services, we paid Westgate Corporation a flat fee for one year of service in advance on March 9, 2007 with the issuance of 1,700,000 common shares, at a fair market value of $1.10 per share, the closing price of our shares on the date of issuance, for $1,870,000 of consulting services.

On March 13, 2007 we entered into a consulting agreement with Dr. Fuat Cirit pursuant to which Dr. Cirit has agreed to oversee and conduct exploration activities on the Wolfe Creek and Covenant properties, and advise us on future strategies regarding these properties. In consideration for the consulting services, we paid Stacs GmbH, a company controlled by Dr. Cirit, a flat fee for two years of service in advance with the issuance of an aggregate of 3,000,000 shares of our common stock. The agreement terminates on March 13, 2009.

On April 10, 2007, we entered into a consulting agreement with Swissalis AG pursuant to which Rene Ghalinger, the principal of Swissalis, agreed to introduce us to Austrian and German based resource investment companies for potential joint venture projects. In consideration for the consulting services, we have agreed to pay Swissalis AG a flat fee with the issuance of 500,000 common shares.

On July 24, 2007 we entered into a services agreement with Mineralogics Corporation pursuant to which Mineralogics provides us with exploration office facilities, oversees our mineral property acquisition and development activities and provides us with administrative services. In exchange for these services we agreed to pay Mineralogics a monthly service fee of $7,500. Pursuant to the agreement, fees of $7,500 per month were accrued for October, November and December, 2007. On February 1, 2008, Mineralogics exercised their right to give notice to terminate the agreement and the agreement terminated on March 1, 2008. As of December 31, 2007, we owed Mineralogics $22,500 for services pursuant to the agreement. Norman Meier, our President and Chief Executive Officer, was a director of Mineralogics and owned Mineralogics until February 8, 2008. Since February 8, 2008 Doug Oliver, our Vice President Operations, has been a director and the President of Mineralogics.

Conflicts

Dr. Meier, Mr. Weiss, and Dr. Oliver also serve as directors and/or officers for Tecton Corporation, a public company, as well as various private mining companies in Switzerland and in the United States.

These companies are mining companies all have a different geographical focus and explore for different types of minerals. In this way we do not envisage any conflicts of interest arising between us and Tecton or any of these private entities. We do not have any formal agreements with any of these companies with respect to conflicts of interests, nor do we have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our directors.

Item 2. Description of Property.

Our principal executive offices are located at Bettlistrasse 35, 8600 Dübendorf, Switzerland. We pay a Swiss administration company a monthly administrative fee which includes rent for these premises.

Our mineral properties are described below.

El Tigre Property, Porvenir Property and La Centela Property

1. Location and Access

The El Tigre property, the Porvenir property and the La Centela property are located very close to each other, in western Mexico in the south-eastern Sonora in the mountains. The nearest river is Sahuaripa River. The La Centela Property is divided into six concessions which surround the El Tigre and Porvenir properties.

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

14

2. Ownership Interest El Tigre and Porvenir

The El Tigre claim property has an area of 30 hectares and the Porvenir claim property has an area of 83 hectares. The La Centela claim property consists of six concessions with a total area of 572 hectares.

On December 31, 2005, our wholly owned Mexican subsidiary, Hemis Gold S.A. do C.V., entered into an option agreement with Jose Quiros Soto, Loreto Careaga Galaz, Viuda de Rascon and Rosa Maria Burgos Robles to acquire a 67.5% interest in the El Tigre and Porvenir properties. We have exercised our option and acquired a 67.5% interest in the El Tigre concession and the Porvenir concession mineral claims.

In Fiscal 2007, we incurred $1,179,888 of exploration expenditures pursuant to the option agreement, while in fiscal 2006, we incurred exploration expenditures of $140,227. We are actively pursuing additional mineral concessions within this project area.

On November 5, 2007, we entered into an option agreement with Monte Cristo Gold Corporation granting Monte Cristo Gold the option to acquire a 49% or a 60% undivided interest in our right to explore and exploit the El Tigre and Porvenir concession mineral claims. Bruno Weiss, our Director and Chief Financial Officer is Chief Financial Officer of Monte Cristo. In order to maintain the option, Monte Cristo Gold paid us an initial amount of $100,000 and must pay us a further $1,900,000 by November 4, 2008. Monte Cristo may also elect to increase its interest under the option to 60% by paying us $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009. If the option is exercised, regardless of the interest, we have agreed to enter into a joint venture agreement governing how the property is to be exploited and managed, with all costs and revenues to be split proportionate to the parties’ respective interests.

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

To exercise the first 70% of the mining rights, we must deliver the following stock and payments to the mining concession owners, and we are required to make the following minimum exploration expenditures within the periods described:

Period	Share to be Issued	Cash Payments	Exploration
Paid & Issued (due October 14, 2006)	25,000 common shares
Paid & Issued (due October 5, 2007)	50,000 common shares	$50,000	$200,000
October 6, 2007 – October 5, 2008	75,000 common shares	$75,000	$200,000
October 6, 2008 – October 5, 2009	100,000 common shares	$100,000	$200,000
October 6, 2009 – October 5, 2010	250,000 common shares	$250,000	$1,400,000

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

As a result of this sampling, five main target areas have been identified on the property; two areas around the El Tigre monument; one area with breccia evident at surface, situated east of El Tigre with a few historic pits; and two large historic workings on the same breccia zone which were discovered at a distance of 500m along the Eastern High Ridge, which is a section further east than El Tigre East and along the roadway near the our La Centela claim

We have one geologic report on the El Tigre Property that was written by Doug Oliver, Ph. D., our Vice President Operations, geologist and a former director of us. The report was prepared in May 2006 and reviews the potential for mineral deposits in the El Tigre Property.

In his discussion of the results of the rock samples from El Tigre, Dr. Oliver states that because of the highly oxidized state of the rocks at El Tigre, any bulk-tonnage gold deposit discovered there would be an excellent candidate for low cost heap leach extraction methods.

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

Porvenir Property

As of March 31, 2008, the only work that has been done on the Porvenir Property is some geochemical sampling. The owner of the property, Jose Quiroz, has promised to come out to the property and show us where he thinks the higher grade breccias are.

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

Our plan of exploration for the joint El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims) is as follows:

Description of Phase of Exploration Commence core drilling

Description of Exploration Work Required

We plan to commence core drilling at the end of April 2008 using Cabo Drilling. Initial drilling will be on three of the five known gold- bearing breccia zones. We are planning on eight holes averaging 200 meters each. Estimated time of completion is two months. Projected cost for this phase is $240,000.

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

Factors that could cause exploration costs to be greater than anticipated are largely from drilling conditions to include the following:

  Caving ground;

  Lost circulation;

  Artesian water; and

  Stuck drill steel.

All work on the El Tigre, Porvenir and La Centela properties will be conducted on our behalf by contractors who will include Dr. Doug Oliver, our Vice President Operations and geologist, and a drilling company. Dr. Oliver was paid approximately $6,000 per month plus travel expenses from January 2007 until November 2007. He stopped receiving a salary after that as he was providing less hours of services to us. We have been soliciting bids from various drilling companies and we do not yet have any written commitments from a drilling company to provide us with drilling services. Normal industry rates are expected for core drilling. The program will be supervised by our Vice President Operations, Dr. Oliver.

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

21

222
221
220
219
218
217
217 A
216
215
214 A
214
213 A
213
212 A
212
211
211 A
210
Ninilchik
209
208
207
206
205
204
203
202
202 A
201
200 A
200
199
198
197
196
195
Gulch
River
BASE LINE
Ninilchik
Deep
Happy Valley
Stariski
Creek
Ninilchik Dome
Anchor Point
Bald
K E N A I
N
6 miles

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

In order to maintain the rights to the offshore prospecting permit applications together with the non-exclusive license, we have agreed to pay Aspen $50,000 on signing the agreement, and an annual payment of $50,000 thereafter, beginning in September 2007. If we fail to make the payments, we will have been deemed to have withdrawn from the agreement with Aspen and the agreement will be terminated. We made a payment of $50,000 on September 5, 2007.

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

During the period ended December 31, 2007, we incurred exploration expenditures of $795,532 in relation to the Anchor Point Gold Project.

On November 16, 2007 we entered into an option agreement with Condor Gold Corporation which became effective on November 23, 2007 whereby we granted to Condor Gold the option to acquire a 49% or a 60% undivided interest in our rights to explore and exploit certain offshore gold permits located in the Anchor Point Project. Bruno Weiss, our Director and Chief Financial Officer is Chief Financial Officer of Condor Gold. Pursuant to the option agreement Condor Gold may acquire a 49% percent interest in our rights to the property by paying $100,000 to us within 5 business days following the effective date of November 23, 2007, and $1,900,000 within 12 months following the effective date. Additionally, Condor Gold may increase its interest to 60% by paying to the Company $500,000 within 18 months following the effective date and $1,500,000 within 24 months following the effective date. If Condor Gold exercises its option to acquire the 49% interest, the parties have agreed to enter into a joint-venture agreement regarding the exploitation and management of the property whereby all costs and revenues regarding the property will be divided in proportion to the respective interest of the parties. If Condor Gold exercises its option to increase its interest to 60%, the allocation of costs and revenues pursuant to the joint venture agreement will be modified accordingly. The option agreement does not grant to Condor Gold any right to hold title to the property. Condor Gold may terminate the option agreement at any time by giving written notice to us. The option agreement will terminate automatically if Condor Gold fails to make any payments necessary for it to acquire a 49% interest in the Property. As of December 31, 2007, we have not received any proceeds pursuant to the option agreement. Condor Gold failed to make the initial $100,000 payment to maintain its option and therefore the option expired and the Option Agreement terminated as of November 22, 2007.

3. History of Operations / Plan of Operations

Other than sporadic small-scale beach mining over the last century, there has been no mining in Cook Inlet.

As at March 30, 2008, none of the offshore prospecting permit applications have been approved. Until approval is obtained, we are involved in determining where the sampling program is to take place. We anticipate that if we are successful in obtaining the permits, the initial sampling program will start in May 2008 and last 30 days.

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

26

27

Claim 548020

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

As of December 31, 2007, we have not incurred any expenditure on this property.

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

Glossary of Technical Terms

Term Andesite Alluvium Bedrock Breccia

Definition

a fine-grained igneous rock. soil or sediments deposited by a river or other running water solid rock present beneath any soil, sediment or other surface cover. a rock formed from fragments of pre-existing rock in which the gravel-sized particles are angular in shape and make up an appreciable volume of the rock.

Breccia pipes	a circular, chimney-like mass of highly fragmented rock resulting from the subsidence of large rock segments into a void created by solution activity in a lower formation.
Clasts	an individual constituent, grain, or fragment of sediment or rock, produced by mechanical or chemical disintegration of a larger rock mass.
Colluvium Extrusive Geologic mapping

rock and soil accumulated at the foot of a slope from gravitational forces igneous rocks that crystallize at Earth's surface. the process of mapping geologic formations, associated rock characteristics and structural features.

Geophysical Glaciolacustrine	the study of the earth by quantitative physical methods. pertaining to, or characterized by, glacial and lacustrine processes or conditions. The term is applied especially to deposits made in lakes.
Granitic	a common, coarse-grained, light-colored, hard igneous rock consisting chiefly of quartz, orthoclase or microcline
Lost circulation Magnetite	the loss of drilling fluids through open faults, fractures, and/or permeable rock. is a mineral, from the iron oxide family. It is the most magnetic of all the naturally occurring minerals on earth
Molybdenum	A hard, silvery-white metallic element used to toughen alloy steels and soften tungsten alloy. An essential trace element in plant nutrition, it is used in fertilizers, dyes, enamels, and reagents.
Moraine	is the term used to describe rock that is moved by a glacier as it traverses a continent
Paludal Phenocryst

pertaining to a depositional environment or organisms from a marsh a crystal that is significantly larger than the crystals surrounding it. Phenocrysts form during an early phase in the cooling of magma, and are crystals of minerals that crystallize at higher temperatures than the groundmass.

Pluton Porphyry	an igneous intrusion. Rock containing relatively large conspicuous crystals, especially feldspar, in a fine-grained igneous matrix.
Quartz Monzonite	a rock enriched in lighter elements formed when molten rock (magma) cools and solidifies.
Quartz Veins

regularly shaped and lengthy occurrences of mineralization, along with pyrrhotite, galena and other minerals. Pyrrhotite is a brownish iron sulfide mineral having weak magnetic properties. Galena is a mineral containing mainly lead sulfide that is blue-gray in color.

Rhyolite Riffles Strata Tailings

a fine-grained silica-rich igneous rock, the extrusive equivalent of granite. Riffles are the shallower, faster moving sections of a stream. layers of sediment or layers of sedimentary rock. are the materials left over after the process of separating the valuable fraction from the worthless fraction of an ore.

Tungsten	A metal commonly used to make the plugs used for connecting metal wires to one another or to the devices in integrated circuits.

Item 3. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings which involve Hemis or any of its properties or subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Market for Registrar’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

There is a limited public market for our common shares. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “HMSO” and on the Frankfurt Stock Exchange under symbol “XZA”.

Our common shares became eligible for quotation on the OTC Bulletin Board on February 8, 2007.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2008 – March 27, 2008	$0.10	$0.01
October 1, 2007 – December 31, 2007	$0.22	$0.03
July 1, 2007 – September 30, 2007	$0.48	$0.16
April 1, 2007 – June 30, 2007	$1.51	$0.39
February 8, 2007 – March 31, 2007	$3.50	$0.95

As of March 27, 2008, there were 76,363,372 common shares outstanding, held by approximately 107 shareholders of record.

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

On January 17, 2007, we issued a stock dividend in the amount of one common share of Hemis for every one common share of Hemis, issued and outstanding as of January 17, 2007. In satisfaction of the stock dividend declaration, we issued 31,625,926 common shares of Hemis to the shareholders, thereby effectively doubling our issued stock. This excluded 50,000 shares of common stock that should been cancelled prior to the date of dividend. The Company corrected this error and cancelled the shares in March 2007.

The issuances of the common shares of Aurum, Stratos, Tecton, Sirius and Allegra were exempt distributions pursuant to Regulation S and Section 4(2) of the Securities Act.

Equity Compensation Plans

On February 22, 2007, we adopted a non-qualified stock compensation plan for stock issuances to employees, executives and consultants as incentives for their services provided to us and our subsidiaries. This plan was approved at a meeting of our board of directors, but was not approved by our shareholders.

EQUITY COMPENSATION PLAN
Plan Category	Number of securities	Weighted average	Number of securities
	issuable upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding	under plan (excluding
	warrants and rights	options, warrants	securities to be issued upon
		and rights	exercise of outstanding
options, warrants and
rights)
Plan Not
Approved by
Shareholders	0	-	1,434,364

A maximum of 10,000,000 shares of our common stock may be granted under our equity compensation plan to our employees, directors and consultants as an additional incentive to advance the best interests of us. All grants under the plan must be approved by our board of directors. The board of directors may in its sole discretion impose any vesting schedule considered appropriate on any grant made under the plan. No recipient may sell or transfer any stock received under the plan until the stock has vested. As of December 31, 2007, and as of March 31, 2008, 8,565,636 shares of our common stock had been granted under the plan, and 1,434,364 shares of our common stock remain available for future issuance under the plan.

All of our grants under the Equity Compensation Plan have been made to consultants. There have been no grants to any of our officers or directors.

Recent Sales of Unregistered Securities

Since our inception on February 9, 2005 until December 31, 2007, we have completed the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB2 which was declared effective by the SEC on January 5, 2007.

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

  In November 2006, we issued an aggregate of 295,528 shares of common stock for cash at $0.95 per share. We also issued 52,614 shares of common stock forcash at $0.75 in November 2006. The price was low because the subscriptionagreements had been submitted by the investors in August 2006 at which timewe were offering shares to investors at $0.75 per share. However, due to anadministrative delay in processing the subscription agreements, the shares werenot issued until November by which time the price per share had risen to $0.95.We also issued an aggregate of 1,310,180 shares of common stock in exchangefor consulting services to the following individuals: 2,130 shares to ReneGahlinger for $1,597.50 of consulting services; 900,000 shares to Hudson Capitalfor $855,000 of business development consulting services; and 8,050 shares toMichael Forster for $7,647.50 of business development consulting services; and400,000 shares of common stock in exchange for marketing consulting for$380,000 to an individual.

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

  In July 2007, we issued 315,000 shares for cash at $0.50 per share. We issued an aggregate of 401,100 for services as follows: 400,000 shares to German Investor Relations GmbH for $164,000 of investor relations services; and 1,100 shares to Christian Tuffli for $440 of investor relations services. We issued 100,000 shares to an investor in settlement of a dispute over the purchase of our shares which arose in January 2007. We issued 75,000 shares to Corex Gold in connection to maintain our option over the Santa Rita property, which we subsequently terminated.

  In August 2007 we issued an aggregate of 621,125 shares of common stock at $.40 per share in exchange for proceeds of $265,250, net of costs and fees. Of these shares issued, 200,000 shares were issued pursuant to a subscription agreement that each ‘unit’ of subscription consisted each of one share and one half warrant to purchase a common share at a price of $1.00. Due to an administrative error, the 100,000 warrants for these shares were not authorized by the Board of Directors and were not issued by us until after year end.

  In August 2007 we issued an aggregate of 440,000 shares of common stock in exchange for services rendered at $.41 per share, which approximated the fair value of shares issued during the period services were rendered.

  In August 2007 we issued an aggregate of 30,000 shares of common stock in exchange for commissions in connection with common stock subscribed.

  In October 2007 we issued an aggregate of 50,000 shares of common stock for exploration expenses at $.17 per share.

  In October 2007 we issued an aggregate of 20,000 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.17 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $3,400 were charged to operations during the year ended December 31, 2007.

  In October 2007 we issued an aggregate of 1,398,331 shares of common stock at approximated $.23 per share in exchange for proceeds of $320,583, net of costs and fees. Of these shares, 248,667 were issued pursuant to stock subscription agreements that each ‘unit’ consisted each of one share and one half warrant to purchase a common share at a price of $1. Due to an administrative error, the Company only authorized and issued an aggregate of 61,000 warrants to shareholders during the fiscal year 2007, and additional 83,334 warrants were not authorized by the Board of Directors and were not issued till subsequent to the year end. Subsequent to the year end, we also discovered that the issuance of 61,000 warrants to shareholders during fiscal year 2007 was incorrect and only 41,000 warrants should have been issued pursuant to the stock subscription agreements. We accordingly cancelled 20,000 warrants in March 2007.

  These shares were issued in January and February 2008.

Shares issued to U.S. residents Harvey Roseff, Doug Oliver, Charles Reed, Island Stock Transfer Agency, George Eliopulos and Casey Danielson were exempt from registration pursuant to Rule 4(2) of the Securities Act. All of the other issuances described above were exempt from registration under Regulation S of the Securities Act. Where the purchasers of the shares in the issuances described above are not named, they are all non U.S. residents, unless otherwise noted.

We did not employ an underwriter in connection with the issuance of the securities described above.

Purchases of Equity Securities

In May 2006 we sent a non-binding letter of inquiries to our shareholders to find out if they would be interested in participating in a possible buy back program. 32 shareholders indicated that they would be interested. On October 1, 2006 we made formal offers to the 32 shareholders (31 written and 1 verbal offers). On February 8, 2007, the buy back agreements were executed and the Company purchased shares back from the 32 shareholders pursuant to the buy back offer made on October 1, 2006.

The material terms of the buy back offer were that we agreed to grant the 32 shareholders an option to put an aggregate of 2,311,346 shares of common stock to our Company, when we became eligible for trading on the OTC Bulletin Board, for a total price of $1,503,382.

Additionally, on January 15, 2007 we agreed to return $47,500 of proceeds to Benny Gasser for 50,000 shares he purchased in December 2006.

In February 2007, we bought back and returned to treasury an aggregate of 2,361,346 shares of our common stock under the buy back program.

Small Business Issuer Purchases of Equity Securities

Period	Total	Average	Total Number of	Maximum Number of
	Numbers of	Price	Shares Purchased	Shares that May Yet
	Shares	Paid per	as Part of Publicly	Be Purchased Under
	Purchased	Share	Announced Plans	the Plans or
			or Programs	Programs
October 1– 31, 2006	2,261,346	$0.63	2,261,346	Nil
November 1–30, 2006	50,000	$0.63	50,000	Nil
December 1- 31, 2006	Nil	Nil	Nil	Nil
January 1- 31, 2007	50,000	$0.95	Nil	Nil
Total	2,361,346		2,311,346

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

Our plan of operations for the next twelve months beginning January 1, 2008 is to continue with the exploration of our Mexican and Canadian mineral properties, and to continue in our efforts to obtain approval of the offshore prospecting permits that relate to the Anchor Point Gold Project. Our planned geological exploration programs are described in detail in Item 2 above entitled Description of Properties.

Our planned exploration expenditures for the next twelve months on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the joint El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims)	$ 620,000
Payment towards acquisition of La Centela mining rights	$ 300,000
Payment towards acquisition of rights in respect of the Cook Inlet Permit Applications	$ 50,000
Exploration of the Anchor Point Gold Project, Alaska	$ 1,000,000
Payment towards acquisition of El Tigre and Porvenir mining rights	$ 0
Payment towards acquisition of Wolfe Creek and Covenant mining rights	$ 333,000
Exploration of the Wolfe Creek and Covenant mining rights	$ 500,000
Obtaining interests in other mining rights	$ 2,000,000
General and Administrative Expenses	$ 4,000,000
Total	$8,803,000

Our general and administrative expenses for the year will consist primarily of professional fees for audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash and cash equivalents in the amount of $96,931 and a working capital deficit of $1,694,104 as of December 31, 2007. Based on our planned expenditures, as of January 1, 2007 we require a minimum of approximately $10,500,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary stages that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this annual report for the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have few tangible assets with which to secure debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

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

Results of Operations

Our results of operations are presented below:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2007	December 31, 2006
Costs and Expenses:
General and Administrative	$ 14,236,709	$ 6,638,181
Depreciation	25,643	20,219
Total Operating Expense	14,262,352	6,658,400
Loss on put agreement	(20,789)	(120,316)
Loss from continuing operations	(14,283,141)
Loss on discontinued operations	(4,748)	(22,128)
Loss on disposition of subsidiary	(4,720)	(27,895)
Net Loss	$ (14,292,609)	$ (6,828,739)
Loss per common share (basic and assuming dilution)	$ (0.21)	$ (0.47)
Weighted average common shares
for computation	69,157,092	14,455,265

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

During the period from January 1, 2006 to December 31, 2006, our general and administrative expenses primarily included the following: accounting and legal fees of $334,000, other consulting and management fees of $3,198,000, investor relations fees of $315,000, $457,000 in marketing expenses, $229,000 in office expenses, and $1,100,000 in stock based compensation. This compares to general and administrative expenses from January 1, 2007 to December 31, 2007 of , $477,000 in accounting and legal fees, $151,000 in advertising and marketing expenses, $8,942,000 in other consulting fees, $120,000 in investor relations fees, $306,000 in management fees, $66,000 in marketing consulting fees, $178,000 in office expenses, $332,000 in salary to our personnel, $1,100,000 in stock based compensation, $83,000 in rent, $46,000 in fees to our transfer agent, $269,000 in travel and entertainment expenses, and exploration expenses of approximately $2,200,000.

Our general and administrative expenses rose by $7,498,528 from fiscal 2006 to fiscal 2007. The increase was due to increased operating activities, including entering into a number of consulting agreements to increase our mineral concession holdings and develop those interests.

On May 1, 2005 we issued options to acquire 5,000,000 shares at $0.001 per share to Bruno Weiss, our Chief Financial Officer and options to acquire 5,000,000 shares at $0.001 per share to Norman Meier, our President and Chief Executive Officer. On January 13, 2007, both Dr. Meier and Mr. Weiss exercised their options in full. The options, valued at $5,500,000, were intended as compensation for five years of service, and we do not intend to issue more options to Dr. Meier and Mr. Weiss until May 2010.

On March 21, 2006, we issued options to acquire 50,000 shares at $1.00 to Doug Oliver, our Vice President Operations and Chief Geologist.

Inflation and changing prices have had no impact on our net sales and revenues to date as we are a exploration stage company that has incurred an accumulated net loss of $22,358,551 from our inception on February 9, 2005 to December 31, 2007.

Liquidity and Capital Resources

On December 31, 2007 we had cash or cash equivalents of $96,931 compared to $2,437,981 in cash and $23,486 in cash held in trust at December 31, 2006. We had a working capital deficit of $1,694,104 as of December 31, 2007, compared to a surplus of $1,818,252 as of December 31, 2006.

In order to exercise our option to acquire a 67.5% interest in the El Tigre and Porvenir properties, we were required to pay at least $15,000 by January 30, 2006 and $200,000 by July 2, 2007, which we did. On November 5, 2007, we optioned the right to acquire 49% of our interest in these properties to Monte Cristo Gold Corporation. Bruno Weiss, our Director and Chief Financial Officer is Chief Financial Officer of Monte Cristo. To acquire the option, Monte Cristo Gold paid us $100,000 in November, 2007, and is required to pay us an additional $1,900,000 by November 4, 2008. As of December 31, 2007, Monte Cristo Gold has paid us $200,000.

Monte Cristo Gold may increase the optioned interest it will acquire in the properties from us from 49% to 60% by paying us an additional $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009.

To exercise our option to acquire the first 70% of the La Centela mineral claim, we must spend at least $550,000 and issue 125,000 common shares by October 5, 2008, and a further $1,950,000 and 350,000 common shares by October 5, 2010, as follows:

Period	Share to be	Cash Payments	Exploration
	Issued		Expenditures
October 14, 2006	Issued 25,000 common shares (valued at $0.95 per share)	Paid $25,000	$Nil
October 2, 2007	Issued 50,000 common shares (valued at $0.17 per share)	Paid $50,000	Spent $200,000
October 6, 2007– October 5, 2008	75,000 common shares	$75,000	$200,000
October 6, 2008 – October 5, 2009	100,000 common shares	$100,000	$200,000
October 6, 2009 – October 5, 2010	250,000 common shares	$250,000	$1,400,000

If we do not make the specified annual expenditures, we will forfeit our rights to exercise the options.

In order for us to continue to be entitled to the offshore prospecting permit applications and licenses relating to the Anchor Point Gold Project, we have agreed to pay Aspen $50,000 on signing the agreement, and an annual payment of $50,000 thereafter, which begin in September, 2007. We have also granted Aspen a 5% gross royalty in any ores, minerals, and mineral resources produced from the offshore prospecting permit applications, including all offshore prospecting permit applications acquired by us in the area of interest in the Cook Inlet, Alaska. In particular, the 5% royalty on all placer gold produced shall be paid in kind. Royalty for minerals other than placer gold shall be 5% of the gross revenue received by or on behalf of us from the sale or other dispositions of the ores, minerals, and mineral resources. If we fail to make these payments, we will forfeit our rights to the Anchor Point Gold Project.

In order for us to continue to be entitled to the mineral rights relating to the Wolfe Creek and Covenant properties we must spend approximately $333,000 in exploration expenses in the next 12 months in addition to 3% royalty payments. In total, we are required to spend $1,000,000 between March 13, 2007 and March 13, 2010 in addition to the 3% royalty payments. By making these payments, Hemis will exercise the option and acquire an undivided 100% right, title and interest to the Wolfe Creek and Covenant properties.

Plan of Operations

As of December 31, 2007, we had $96,931 in our bank account. This is a decrease of $2,341,050 from December 31, 2006. Our cash balance decreased due to increased operating expenses and a drop in our share price, which reduced the amount of funds we were able to raise through private placements. During the year ended December 31, 2007, we only raised $1,614,582 in capital through private placements, compared to capital of $4,695,368 raised during the year ended December 31, 2006.

We expect to require approximately an additional $10,500,000 in financing to continue our planned operations for the next year (from January 1, 2008).

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

Number of Employees

As of March 31, 2008, our Chief Executive Officer our Chief Financial Officer work as full time consultants, each contributing approximately 40% of their time to Hemis. We employ geologists on a part time basis. We also engage independent contractors in the areas of marketing, accounting, bookkeeping, business and financial consulting and legal services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Our independent certified public accountants have stated in our report included in our December 31, 2007 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

We are currently offering common shares for sale through an offering pursuant to Regulation S of the Securities Act to non US persons. On March 27, 2008, our shares were quoted on the OTB Bulletin Board at $0.039 per share.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Item 8. Financial Statements.

Our audited financial statements as of December 31, 2007 follow, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS
HEMIS CORPORATION
(An exploration stage company)

HEMIS CORPORATION.
(An exploration stage company)
Index to Financial Statements

Report of Independent Registered Certified Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Losses and Comprehensive Losses for the year ended December 31, 2007 and December 31, 2006, and for the period from February 9, 2005 (date of inception) to December 31, 2007	F-5
Consolidated Statements of Stockholders’ Equity for the period from February 9, 2005 (date of inception) to December 31, 2007	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2007 and December 31, 2006, and for the period from February 9, 2005 (date of inception) to December 31, 2007	F-8
Notes to Consolidated Financial Statements	F-9

RBSM LLP CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Hemis Corporation.
Las Vegas, NV

We have audited the consolidated balance sheets of Hemis Corporation and its wholly-owned subsidiaries (the “Company”), an exploration stage company, as of December 31, 2007 and December 31, 2006, and the related consolidated statements of losses and comprehensive losses, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and for the period from February 9, 2005 (date of inception) to December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and for the period from February 9, 2005 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

McLean, Virginia
February 8, 2008

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 96,931$	2,437,981
Cash held in trust (Note A)	-	23,468
Advances to related party ( Note J)	-	95,000
Prepaid expenses and other current assets	56,316	179,847
Current assets of discontinued operations	-	350
Total current assets	153,247	2,736,646
Property and equipment, at cost: (Note B)
Furniture and equipment	127,854	45,692
Computer equipment	28,875	24,768
Less: accumulated depreciation	(33,681)	(8,038)
Total property and equipment, net	123,048	62,422
Deposits and other assets	33,274	-
Non-current assets of discontinued operation	-	15,925
Total assets	$ 309,569	$ 2,814,993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 361,504$	266,782
Loans payable	90,000	-
Put liability (Note F)	-	636,168
Advances from related parties (Note C)	1,387,210	-
Current liabilities of discontinued operations	8,637	15,444
Total current liabilities	1,847,351	918,394
COMMITMENTS AND CONTINGENCIES (Note I)	-
STOCKHOLDERS' EQUITY(DEFICIENCY)
Common stock, par value $.001 per share; 150,000,000 shares
authorized at December 31, 2007 and December 31, 2006
74,824,372 and 20,309,373 shares issued and outstanding at December 31, 2007and
and December 31, 2006, respectively (Note D)	74,823	20,309
Deferred compensation expenses (Note E)	(5,986,016)	(3,666,667)
Additional paid-in capital	26,424,798	12,282,458
Common stock subscription payable (Note D)	277,301	1,330,938
Common stock subscription receivable (Note D)	(3,300)	(3,300)
Accumulated deficit during exploration stage	(22,358,551)	(8,065,942)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	33,163	(1,197)
(Deficiency in) stockholders' equity	(1,537,782)	1,896,599
Total liabilities and (deficiency in) stockholders' equity	$309,569	$2,814,993

See accompanying notes to consolidated financial statements.

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

			For the period
			from February 9,
			2005 (date of
			inception
			through
	2007	2006	December 31, 2007
Costs and Expenses:
General and Administrative	$14,236,709	$6,638,181	$22,043,545
Depreciation (Note B)	25,643	20,219	33,068
Total Operating Expense	14,262,352	6,658,400	22,076, 613
Loss from Operations	(14,262,352)	(6,658,400)	(22,076,613)
Other income (expenses):
Loss on put agreement (Note F)	(20,789)	(120,316)	(141,105)
Loss from continuing operations, before income
taxes and discontinued operations	(14,283,141)	(6,778,716)	(22,217,718)
Provision for Income Tax (Note G)	-	-	-
Loss from continuing operations, before
discontinued operations	(14,283,141)	(6,778,716)	(22,217,718)
Loss from discontinued operations (Note J)	(4,748)	(22,128)	(108,218)
Loss on disposition of discontinued operations (Note J)	(4,720)	(27,895)	(32,615)
Net Loss	$ (14,292,609)$	$ (6,828,739)	$ (22,358,551)
Other Comprehensive Income (Loss):
Gain (Loss) on foreign currency translation	34,360	(1,197)	33,163
Total Comprehensive Loss	$(14,258,249)	$(6,829,936)	$(22,325,388)
Loss per common share (basic and assuming dilution) (Note H)	$ (0.21)	$ (0.47)
Continuing operations	$ (0.21)	$ (0.47)
Discontinued operations	$ (0.00)	$ (0.00)
Weighted average common shares for computation	69,157,092	14,455,265

See accompanying notes to consolidated financial statements.

     HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

						Deficit
			Additional	Common	Deferred	Accumulat
	Common	Stock	Paid	Stock	Compensati	During
	Shares	Amount	in	Subscriptio	Expense	Exploration	Total
						Stage
Issuance of common stock to founders in May 2005	10,000,000	$ 10,000	$ -	$ -	$ -	$-	$10,000
Issuance of stock options to founders in May 2005 in	-	-	5,500,000	-	(5,500,000)	-
exchange for deferred compensation (Note E)
Shares issued in May 2005 pursuant to private	30,000	30	16,470	-	-	-	16,500
placement at $.55 per share
Shares issued in July 2005 in exchange for services	100,000	100	54,900	-	-	-	55,000
at $.55 per share
Shares issued in July 2005 pursuant to private	500	1	274	-	-	-	275
placement at $.55 per share
Shares issued in August 2005 pursuant to private	458,183	458	226,342	-	-	-	226,800
placement at $.55 per share, net of costs and fees
Shares issued in September 2005 in exchange for	100,000	100	54,900	-	-	-	55,000
services at $.55 per share
Common stock subscribed	-	-	-	430,625	-	-	430,625
Amortization of deferred compensation (Note E)	-	-	-	-	733,333	-	733,333
Net loss	-	-	-	-	-	(1,237,203)	(1,237,203)
Balance at December 31, 2005	10,688,683	$ 10,689	$ 5,852,886	$ 430,625	$ (4,766,667)	$ (1,237,203)	$ 290,330

See accompanying notes to consolidated financial statements.

HEMIS CORPORATION (An exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

								Deficit
				Common	Common	Foreign		Accumulate
			Additiona	Stock	Stock	Currency		During
	Common	Stock	Paid in	Subscription	Subscription	Translation	Deferred	Exploration
	Shares	Amount	Capital	Payable	Receivable	Adjustmen	Compensation	Stage	Total
Balance forward	10,688,683	$ 10,689	$ 5,852,886	$ 430,625	$ -	$ -	$ (4,766,667)	$ (1,237,203)	$ 290,330
Shares issued
in January
2006 for
common stock
subscribed in December	593,638	594	325,906	(326,500)	-	-	-	-	-
Shares issued
in February
2006 in
exchange for
common stock
subscribed in
December
2005 and
pursuant to
private
placement at
$.55 per share,
net
of costs and	274,795	275	140,862	(93,125)	-	-	-	-	48,012
fees
Shares issued
in March 2006
in exchange
common stock
subscribed in
December
2005 and
pursuant to
private
placement at
$.55 per share,
net
of costs and	164,337	163	79,386	(11,000)	-	-	-	-	68,549
fees
Issuance of
stock options
in January
exchange for	-	-	26,845	-	-	-	-	-	26,845
consulting
services
Shares issued
in May 2006
pursuant to
private
placement at	480,000	480	243,445	-	(3,300)	-	-	-	240,625
$.55 per share,
net of costs
and fees
Shares issued
in May 2006
pursuant to
private
placement at	25,000	25	16,850	-	-	-	-	-	16,875
$.75 per share,
net of costs
and fees
Shares issued
in May 2006
in exchange
for services
at	1,070,880	1,071	587,913	-	-	-	-	-	588,984
approximately
$.55 per share
Shares issued
in June 2006
pursuant to
private
placement at	308,772	309	164,016	-	-	-	-	-	164,325
Shares issued
in June 2006
pursuant to
private
placement at	150,000	150	102,229	-	-	-	-	-	102,379
$.75 per share,
net of costs
and fees
Shares issued
in June 2006
in exchange
for services
at	50,000	50	27,450	-		-	-	-	27,500
approximately
$.55 per share
Shares issued
in June 2006
in exchange
for services
at	125,000	125	93,625	-	-	-	-	-	93,750
approximately
$.75 per share
Shares issued
in August
2006 pursuant
to private
placement at	1,033,730	1,034	699,820	-	-	-	-	-	700,854
$.75,net of
costs and fees
Shares issued
in August
2006 in
exchange for
at	5,000	5	3,745	-	-	-	-	-	3,750
approximately
$.75 per share
Shares issued
in September
2006 pursuant
to private
placement at	961,428	961	624,089	-	-	-	-	-	625,050
$.75,net of
costs and fees
Shares issued
in October
2006 pursuant
to private
placement at	244,000	244	167,531	-	-	-	-	-	167,775
$.75,net of
costs and fees
Shares issued
in October
2006 in
exchange for
services
at $.75 per	1,500,000	1,500	1,123,500	-	-	-	-	-	1,125,000
share
Shares issued
in October
2006 in
exchange for
exploration	25,000	25	18,725	-	-	-	-	-	18,750
expenditures
at $.75 per
Shares issued
in October
2006 pursuant
to private
placement at	357,420	357	311,963	-	-	-	-	-	312,320
$.95,net of
costs and fees
Shares issued
in October
2006 in
exchange for
Exploration	25,000	25	23,725	-	-	-	-	-	23,750
expenditures
at $.95 per
Shares issued
in November
2006 pursuant
to private
placement at	52,614	53	31,907	-	-	-	-	-	31,960
$.75 per share,
net of costs
and fees
Shares issued
in November
2006 pursuant
to private
placement at	295,528	296	260,312	-	-	-	-	-	260,608
$.95, net of
costs and fees
Shares issued
in November
2006 in
exchange for
services
at	1,310,180	1,310	1,242,935	-	-	-		-	1,244,245
approximately
$.95 per share
Shares issued
in December
2006 pursuant
to private
placement at	15,789	16	13,484	-	-	-	-	-	13,500
$.95,net of
costs and fees
Shares issued
in December
2006 pursuant
to private
placement at	549,150	549	611,051	-	-	-	-	-	611,600
$1.20,net of
costs and fees
Shares issued
in December
2006 in
exchange for
services
at $1.20 per	3,429	3	4,111	-	-	-	-	-	4,114
share
Reclassification
of equity to
liability upon
issuance of
put agreement	-	-	(515,852)	-	-	-	-	-	(515,852)
(Note F)
Common	-	-	-	1,330,938	-	-	-	-	1,330,938
stock
Amortization	-	-	-	-	-	-	1,100,000	-	1,100,000
of deferred
compensation
(Note E)
Net loss	-	-	-	-	-	-	-	(6,828,739)	(6,828,739)
Other
Comprehensiv e
income
Foreign	-	-	-	-	-	(1,197)	-	-	(1,197)
exchange
translation
Balance at	20,309,373	20,309	12,282,459	1,330,938	(3,300)	(1,197)	(3,666,667)	$ (8,065,942)	$ 1,896,599
December 31,
2006

HEMIS CORPORATION
(A exploration stage company)
CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY (Continued)
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

								Deficit
				Common	Common	Foreign		Accumulat
				Stock	Stock	Currency	Deferred	During
	Common		Additional	Subscription	Subscription	Translation	Compensation	Exploration
			Paid-in
	Shares	Stock	Capital	Payable	Receivable	Adjustments		Stage	Total
		Amount
Balance forward	20,309,373	$20,309	$12,282,459	$1,330,938	$(3,300)	$ (1,197)	$(3,666,667)	$(8,065,942)	$1,896,599
Shares issued in January 2007 for common stock				-	-	-	-	-	-
subscribed in December 2006	1,154,862	1,155	1,325,619	(1,326,774)	-	-	-	-	-
Shares issued in January 2007 for commission in
connection with common stock	4,100	4	(4)
Commission paid in connection with common stock
subscribed in December 2006	-	-	(33,582)	-	-	-	-	-	(33,582)
Shares issued in January 2007 pursuant to private
placement at $1.20 per share, net of	115,091	115	107,885	-	-	-	-	-	108,000
Shares issued in January 2007 pursuant to exercise of
stock options at $.001 per share	10,000,000	10,000	-	-	-	-	-	-	10,000
Shares issued in January 2007 in exchange for services
at approximately $1.20 per share	42,500	43	50,957	-	-	-	-	-	51,000
Stock dividend issued in January 2007	31,625,926	31,625	(31,625)	-	-	-	-	-	-
Shares issued in January 2007 for common stock
subscribed in December 2006	3,470	3	4,161	(4,164)	-	-	-	-	-
Issuance of stock options in January 2007 in						-
exchange for consulting services (Note C)	-	-	72,300	-	-		-	-	72,300
Shares issued in February 2007 pursuant to private
placement at $1.20 per share, net of costs and fees	101,770	102	107,898	-	-	-	-	-	108,000
Shares issued in February 2007 in exchange for services
at approximately $1.20	607,500	607	728,393	-	-	-	-	-	729,000
Shares issued in February 2007 pursuant to private
placement at $.60 per share, net of costs and fees	166,800	167	99,913	-	-	-	-	-	100,080
Shares issued in February 2007 in exchange for commission in
connection with common stock subscribed in December 2006	43,600	44	(44)	-	-	-	-	-	-
Shares issued in February 2007 in exchange for services
at approximately $1.90 per share	10,000	10	18,990	-	-	-	-	-	19,000
Exercise of put agreement and cancellation of put shares (Note D)	(2,311,346)	(2,311)	(844,115)	-	-	-	-	-	(846,426)
Shares issued in March 2007 pursuant to private
placement at $.65 per share, net of costs and fees	222,000	222	128,978	-	-	-	-	-	129,200
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.10 per share	5,063,636	5,064	5,564,936	-	-	-	(554,986)	-	5,015,014
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.50 per share	3,000,000	3,000	4,497,000	-	-	-	(2,700,000)	-	1,800,000
Shares issued in March 2007 in exchange for services
at approximately 1.30 per share	10,000	10	12,990	-	-	-	-	-	13,000
Shares issued in March 2007 in exchange for services
rendered and to be rendered at approximately $1.34 per share	40,000	40	53,560	-	-	-	(19,090)	-	34,510
Shares issued in March 2007 for commission in
connection with common stock subscribed	36,604	37	(37)	-	-	-	-	-	-
Shares issued in April 2007 pursuant to private
placement at $1.00 per share, net of costs and fees	14,400	14	12,986	-	-	-	-	-	13,000
Shares issued in April 2007 in exchange for services	32,500	32	32,868	-	-	-	-	-	32,900
Shares issued in May 2007 pursuant to private
placement at $1.00 per share, net of costs and fees	17,500	17	15,733	-	-	-	-	-	15,750
Shares issued in May 2007 pursuant to private
placement at $.80 per share, net of costs and fees	56,250	56	40,944	-	-	-	-	-	41,000
Shares issued in May 2007 in exchange for services rendered and to be
rendered at $1.05 per share	500,000	500	524,500	-	-	-	(145,274)	-	379,726
Shares issued in June 2007 pursuant to private
placement at $.80 per share, net of costs and fees	112,500	113	80,887	-	-	-	-	-	81,000
Shares issued in June 2007 in exchange for services rendered	394,780	395	410,176	-	-	-	-	-	410,571
Shares issued in July 2007 pursuant to private
placement at $.60 per share.	315,000	315	188,685	-	-	-	-	-	189,000
Shares issued in July 2007 in exchange for services rendered	401,100	401	164,039	-	-	-	-	-	164,440
Shares issued in July 2007 in exchange for exploration expenses	75,000	75	30,675	-	-	-	-	-	30,750
Shares issued in July 2007 to investor pursuant to a settlement agreement	100,000	100	39,900	-	-	-	-	-	40,000
Shares issued in August 2007 pursuant to private
placement at approximately $.40 per share	621,125	621	264,629	-	-	-	-	-	265,250
Shares issued in August 2007 in exchange for services rendered	440,000	440	141,160	-	-	-	-	-	141,600
Shares issued in August 2007 in connection
with common stock subscribed in December 2006	30,000	30	(30)	-	-	-	-	-	-
Shares issued in October 2007 in exchange for exploration expense	50,000	50	8,450	-	-	-	-	-	8,500
Shares issued in October 2007 in exchange for services rendered	20,000	20	3,380	-	-	-	-	-	3,400
Shares issued in October 2007 pursuant to private
placement at approximately $.23 per share	1,398,331	1,399	319,184	-	-	-	-	-	320,583
Common stock subscribed	-	-	-	277,301	-	-	-	-	277,301
Amortization of deferred compensation (Note E)	-	-	-	-	-	-	1,100,000	-	1,100,000
Net loss	-	-	-	-	-	-	-	(14,292,609)	(14,292,609)
Other Comprehensive income (loss):
Foreign exchange translation income	-	-	-	-	-	34,360	-	-	34,360
Balance at December 31, 2007	74,824,372	74,823	26,424,798	277,301	(3,300)	33,163	(5,986,016)	$(22,358,551)	$ (1,537,782)

See accompanying footnotes to the consolidated financial statements

HEMIS CORPORATION.
(An exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the period
			from February
			2005 (date of
			inception )
			through
			December 31,
	2007	2006	2007
INCREASE IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$ (14,292,609)	$ (6,828,739)	$ (22,358,551)
Add: Loss on discontinued operations (Note J)	9,468	50,023	140,861
Loss from continuing operations	(14,283,141)	(6,778,716)	(22,217,690)
Depreciation (Note B)	25,643	20,219	33,068
Common stock issued in exchange for services (Note D)	8,794,161	3,087,343	11,991,504
Common stock issued in exchange for settlement of dispute (Note D)	40,000	-	40,000
Common stock issued in exchange for exploration expenditure (Note D)	39,250	42,500	81,750
Stock options issued in exchange for services (Note E)	72,300	26,845	99,145
Amortization of deferred compensation (Note E)	1,100,000	1,100,000	2,933,333
Common stock issued to founders (Note D)	-	-	10,000
Loss on put agreement (Note F)	20,789	120,316	141,105
Impairment of Investment	2,500	-	2,500
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	111,225	(149,320)	(92,088)
Other receivables	95,000	(95,000)
Accounts payable and accrued expenses	128,944	214,467	403,984
Net cash used in continuing operations	(3,853,329)	(2,411,346)	(6,573,389)
Net cash used in discontinued operations	(11,205)	(50,023)	(121,577)
NET CASH USED IN OPERATING ACTIVITIES	(3,864,534)	(2,461,369)	(6,694,966)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86,269)	(88,409)	(156,116)
Net cash used in continuing operations	(86,269)	(88,409)	(156,116)
Net cash provided by (used in) discontinued operation (Note J)	11,205	-	(18,906)
NET CASH USED IN INVESTING ACTIVITIES	(75,064)	(88,409)	(175,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid in connection with put agreement (Note F)	(1,503,382)	-	(1,503,382)
Proceeds from sale of common stock and common stock subscription, net
of costs and fees (Note D)	1,614,582	4,695,368	6,984,150
Proceeds from exercise of stock options (Note E)	10,000		10,000
Proceeds from related parties advances, net of repayments	1,477,210	(33,461)	1,477,210
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,598,410	4,661,907	6,967,978
Effect of exchange rate changes on cash and cash equivalents	138	(1,197)	(1,059)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,341,050)	2,110,932	96,931
Cash and cash equivalents at the beginning of the year	2,437,981	327,049
Cash and cash equivalents at the end of the year	$ 96,931$	2,437,981$	96,931
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-
Common stock issued in exchange for services (Note D)	8,794,161	3,087,343	11,991,504
Common stock issued in exchange for settlement of dispute (Note D)	40,000	-	40,000
Common stock issued in exchange for exploration expenditures (Note D)	39,250	42,500	81,750
Stock options issued in exchange for services rendered (Note E)	72,300	26,845	99,145
Stock options granted in exchange for deferred compensation (Note E)	-	-	5,500,000
Cash held in trust (Note A)	-	23,468	23,468
Common stock issued to founders (Note D)	-	-	10,000

See accompanying footnotes to the consolidated financial statements

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

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

In June 2006 the Company incorporated under the laws of Philippines a wholly owned subsidiary, Hemis Philippines Corporation. During the first quarter of 2007, the Company management decided to proceed with the plan of discontinuing operations of this subsidiary. Substantially all assets of the Philippines subsidiary were liquidated to pay off outstanding accounts payable and office expenses incurred during the first quarter of 2007 (Note J).

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

In January 2007, the Company’s Board of Directors authorized to spin off Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off (Note J).

In January 2007, the Company’s Board of Directors authorized to spin off Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off (Note J).

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company currently has only one active subsidiary, Hemis Gold S.A. de C.V. Significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash and cash equivalents consist of operating funds held in financial institutions and funds held by an entity partially owned and controlled by the Company’s Chief Executive Officer and principal shareholder. The amount of funds held by the Chief Executive Officer at December 31, 2007 and 2006 was $0 and $51,617, respectively, and included in the cash and cash equivalents. The funds are used to pay for the Company's miscellaneous services and supplies.

Cash Held in Trust

At December 31, 2007 and 2006, the Company had $0 and $23,468, respectively, of cash held in a lawyer's trust account and the Company’s lawyer has authority to use the funds to pay legal bills, consulting fees, and expenses. There was no formal escrow agreement, and the President of the Company has the authority to allocate the trust funds and to withdraw the funds from trust at any time. The Company has excluded the cash held in trust from its cash and cash equivalents and accounted for as a current asset.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2007, and December 31, 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2007 and December 31, 2006.

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

Mineral Properties and Exploration Costs

Mineral property interests are composed of mineral properties owned by the Company and rights to ownership of mineral properties which the Company can earn through cash or share payments, incurring exploration expenditures and combinations thereof. The Company accounts for its mineral property interests whereby all acquisition and exploration costs are charged to expense as incurred, and all property sales and option proceeds received are credited to operations. When the existence of a mineral reserve on a property has been established, future acquisition, exploration and development costs will be capitalized for that property. After commercial production on a property commences, the net capitalized costs will be charged to future operations using the unit of production method based on estimated recoverable reserves on the property. Mineral properties are periodically assessed for impairment of value and any diminution in value is charged to operations at the time of impairment. Should a property be abandoned, its unamortized capitalized costs are charged to operations. As of December 31, 2007 and 2006, all mineral claim costs of carrying, retaining and developing unproven properties were charged to operations in the period incurred.

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

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $14,292,609, $6,828,739, and $22,358,551 for the year ended December 31, 2007 and December 31, 2006, and from February 9, 2005 (date of inception) through December 31, 2007. The Company’s has working capital deficiency of $1,649,104 as of December 31, 2007. The Company’s operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company had no employee stock based compensation issued and outstanding prior to January 1, 2006. Stock options granted to two officers are described in Note E.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. The Company had no employee stock based awards issued and outstanding during the years ended December 31, 2007 and 2006.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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
DECEMBER 31, 2007

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

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred $721 and $29,358 of advertising costs for the year ended December 31, 2007 and December 31, 2006.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE B – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Office Furniture and Equipment	$ 127,854$	45,692
Computer Equipment	28,875	24,768
Total	156,729	70,460
Accumulated Depreciation	(33,681)	(8,038)
	$ 123,048$	62,422

Depreciation expense included as a charge to operations was $25,643, $20,219, and $33,068, respectively, for the year ended December 31, 2007 and December 31, 2006, and for the period from February 9, 2005 (date of inception) through December 31, 2007.

NOTE C – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and December 31, 2006, entities controlled by significant shareholders of the Company advanced funds to the Company for working capital purposes. Total amount due to related parties for advances amounted $1,387,210 and $0 at December 31, 2007 and December 31, 2006, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayments.

On July 24, 2007 the Company entered into a services agreement with Mineralogics Corporation (“Mineralogics”), pursuant to which Mineralogics provided the Company with exploration office facilities and geologist consulting services. Pursuant to the agreement, fees of $7,500 per month were accrued for October, November and December, 2007. The Company’s President and Chief Executive Officer was a director of Mineralogics and owned Mineralogics until February 8, 2008. Since February 8, 2008 Doug Oliver, the Company’s Chief Operating Officer, has been a director and the President of Mineralogics.

NOTE D - CAPITAL STOCK

The Company was authorized to issue 75,000,000 shares of common stock with par value of $.001 per share. In April 2006, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock from 75,000,000 shares to 150,000,000 shares with a par value of $.001 per share. The Company has 74,824,372 and 20,309,373 shares of common stock issued and outstanding at December 31, 2007 and December 31, 2006, respectively.

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
DECEMBER 31, 2007

NOTE D - CAPITAL STOCK (Continued)

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
DECEMBER 31, 2007

NOTE D - CAPITAL STOCK (Continued)

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
DECEMBER 31, 2007

NOTE D - CAPITAL STOCK (Continued)

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

In January 2007, the Company issued an aggregate of 10,000,000 shares of common stock at $.001 per share in exchange for proceeds of $10,000, for the exercise of stock options (Note E).

In January 2007, the Company issued an aggregate of 42,500 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $51,000 were charged to operations during the year ended December 31, 2007.

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

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE D - CAPITAL STOCK (Continued)

In February 2007, the Company issued an aggregate of 607,500 shares of common stock in exchange for services rendered at $1.20 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $729,000 were charged to operations during the year ended December 31, 2007.

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

In February 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.90 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $19,000 were charged to operations during the year ended December 31, 2007.

In March 2007, the Company issued an aggregate of 222,000 shares of common stock at $.65 per share in exchange for proceeds of $129,200, net of costs and fees. The Company incurred commission costs of $15,100 in connection with the issuance of these common shares.

In March 2007, the Company issued an aggregate of 5,063,636 shares of common stock to consultants in exchange for services rendered and to be rendered from February 2007 through February 2008. The common shares issued were valued at $1.10 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $5,015,014 during year ended December 31, 2007. The unamortized portion of $554,986 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 3,000,000 shares of common stock to a consultant in exchange for services rendered and to be rendered from March 13, 2007 through March 13, 2009. The common shares issued were valued at $1.50 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $1,800,000 during the year ended December 31, 2007. The unamortized portion of $2,700,000 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.30 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $13,000 were charged to operations during the year ended December 31, 2007.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE D - CAPITAL STOCK (Continued)

In March 2007, the Company issued an aggregate of 40,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through October 1, 2008. The common shares issued were valued at $1.34 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $34,510 during the year ended December 31, 2007. The unamortized portion of $19,090 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

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

In April 2007, the Company issued an aggregate of 12,500 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $1.40 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $17,500 were charged to operations during the year ended December 31, 2007.

In April 2007, the Company issued an aggregate of 20,000 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.77 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $15,400 were charged to operations during the year ended December 31, 2007.

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

In May 2007, the Company issued an aggregate of 500,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through April 10, 2008. The common shares issued were valued at $1.05 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $379,726 during the year ended December 31, 2007. The unamortized portion of $145,274 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In June 2007, the Company issued an aggregate of 112,500 shares of common stock at $.80 per share in exchange for proceeds of $81,000, net of costs and fees. The Company incurred commission costs of $9,000 in connection with the issuance of these common shares.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE D - CAPITAL STOCK (Continued)

In June 2007, the Company issued an aggregate of 394,780 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.80 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $410,570 were charged to operations during the year ended December 31, 2007.

In July 2007, the Company issued an aggregate of 315,000 shares of common stock at $.60 per share in exchange for proceeds of $189,000, net of costs and fees.

In July 2007, the Company issued an aggregate of 401,100 shares of common stock in exchange for services rendered at $.41 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $164,440 were charged to operations during the year ended December 31, 2007.

In July 2007, the Company issued an aggregate of 75,000 shares of common stock for exploration expenses at $.41 per share. Exploration expenses of $30,750 were charged to operations during the year ended December 31, 2007.

In July 2007, the Company issued an aggregate of 100,000 shares of common stock in exchange for dispute settlement at $.40 per share. The Company charged the $40,000 to operations during the year ended December 31, 2007.

In August 2007, the Company issued an aggregate of 621,125 shares of common stock at $.40 per share in exchange for proceeds of $265,250, net of costs and fees. Of these shares issued, 200,000 shares were issued pursuant to a subscription agreement that each ‘unit’ of subscription consisted each of one share and one half warrant to purchase a common share at a price of $1.00. Due to an administrative error, the 100,000 warrants for these shares were not authorized by the Board of Directors and were not issued by the Company until subsequent to the date of the financial statements (Note E).

In August 2007, the Company issued an aggregate of 440,000 shares of common stock in exchange for services rendered at $.41 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $141,600 were charged to operations during the year ended December 31, 2007.

In August 2007, the Company issued an aggregate of 30,000 shares of common stock in exchange for commissions in connection with common stock subscribed.

In October 2007, the Company issued an aggregate of 50,000 shares of common stock for exploration expenses at $.17 per share. Exploration expenses of $8,500 were charged to operations during the year ended December 31, 2007.

In October 2007, the Company issued an aggregate of 20,000 shares of common stock to a consultant in exchange for services rendered. The common shares issued were valued at $.17 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $3,400 were charged to operations during the year ended December 31, 2007.

In October 2007, the Company issued an aggregate of 1,398,331 shares of common stock at approximated $.23 per share in exchange for proceeds of $320,583, net of costs and fees. Of these shares, 248,667 were issued pursuant to stock subscription agreements that each ‘unit’ consisted each of one share and one half warrant to purchase a common share at a price of $1.00 (Note E). Due to an administrative error, the Company only authorized and issued an aggregate of 61,000 warrants to shareholders during the fiscal year 2007, and additional 83,334 warrants were not authorized by the Board of Directors and were not issued till subsequent to the date of the financial statements. Subsequent to the date of the financial statements, the Company also discovered that the issuance of 61,000 warrants to shareholders during fiscal year 2007 was incorrect and only 41,000 warrants should have been issued pursuant to the stock subscription agreements. The Company has accordingly cancelled 20,000 warrants subsequent to the date of the financial statements.

During the year ended December 31, 2007, the Company received additional proceeds in the amount of $277,301 for 1,312,548 shares of common stock subscribed. Subsequent to the date of the financial statements, these shares have not been issued.

Stock Compensation Plans

On February 22, 2007, the Company adopted a non-qualified stock compensation plan for stock issuances to employees, executives and consultants as incentives for their services provided to the Company. This plan was approved at a meeting of our board of directors, but was not approved by our shareholders. A maximum of 10,000,000 shares of the Company’s common stock may be issued under this plan to employees, directors and consultants as an additional incentive to advance the best interests of the Company. All issuances under the plan must be approved by the Company’s board of directors. As of December 31, 2007, 8,565,636 shares of the Company’s common stock had been issued under the plan. All of the stock issuances under the Stock Compensation Plan have been made to consultants as of December 31, 2007.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE E - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its consultants.

		Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$ 1.50	50,000	4.00	$ 1.50	50,000	$ 1.50
$ 1.00	50,000	2.92	$ 1.00	50,000	$ 1.00
	100,000	3.46	$ 1.25	100,000	$ 1.25

Transactions involving stock options issued to consultants and officers are summarized as follows:

		Weighted
	Number of options	Price Per
		Share
Outstanding at January 1, 2006	10,000,000	$ 0.001
Granted	50,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2006	10,050,000	$ 0.01
Granted	50,000	1.50
Exercised	(10,000,000)	0.001
Cancelled or expired	-	-
Outstanding at December 31, 2007	100,000	$ 1.25

In May 2005, the Company granted an aggregate of 10,000,000 stock options to its officers in exchange for services provided and to be provided over the period of 5 years pursuant to the option agreements. At that point in time, the Company concluded that these officers were not employees as defined under Statements of Financial Accounting Standards (SFAS)123 R: Share Based Payments and under the definition of common law and Internal Revenue Service regulations, Revenue Rulings 57-246, 68-597 and 87-41, and the Internal Revenue Services' Employment Tax Handbook. The exercise prices of the stock options granted were at par. The options vested in full at grant and are exercisable anytime within 5 years from the grant date. The options granted are intended to retain the services of these officers over a five-year service period, and the Company does not intend to issue more options to these officers until the 5-year service term expires in year 2010, at which time the performance will be reviewed and additional rewards will be determined. The Company accounted for the stock options at the fair market value of the Company's common stock. Deferred compensation cost in the amount of $5,500,000 was recorded as a reduction of stockholders' equity and will be amortized over the 5-year period of services to be provided by the officers. Compensation expense of $1,100,000 was charged to operations for each of the year ended December 31, 2007 and 2006. Should the officers terminate the service agreements within 5 years, the Company has no rights to cancel the options issued and will charged all unamortized costs to operations at that time.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

The terms of these options were required by the officers at the time the option and service agreements were entered into, and the Company determined that it was necessary to agree to these terms in order to retain the services of the officers. In January 2007, the officers exercised the stock options in exchange for an aggregate of 10,000,000 shares of the Company’s common stock (Note E).

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

In January 2007, the Company granted an aggregate of 50,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the year ended December 31, 2007 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 182%. Compensation expense of $72,300 was charged to operations during the year ended December 31, 2007.

Warrants

	Warrants Outstanding			Warrants Exercisable
Excercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	61,000	1.61	$1.00	61,000	$1.00

Transactions involving warrants issued to shareholders are summarized as follows:

	Number of Warrants	Weighted Price Per Share
Outstanding at January 1, 2006	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	$-
Outstanding at December 31, 2006	-	-
Granted	61,000	$1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	61,000	$1.00

Pursuant to certain stock subscription agreements, the Company was obligated to issue an aggregate of 224,334 warrants to shareholders in connection with equity financing during the year ended December 31, 2007 (Note D). These warrants have no registration rights. Due to an administrative error, the Company only authorized and issued an aggregate of 61,000 warrants to shareholders during the fiscal year 2007, and additional 183,334 warrants were not authorized by the Board of Directors and were not issued till subsequent to the date of the financial statements. Subsequent to the date of the financial statements, the Company also discovered that the issuance of 61,000 warrants to shareholders during fiscal year 2007 was incorrect and only 41,000 warrants should have been issued pursuant to the stock subscription agreements. The Company has accordingly cancelled 20,000 warrants subsequent to the date of the financial statements.

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

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE G – INCOME TAXES

At December 31, 2007, the Company had federal and state net operating loss carry forwards that expire through 2027. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the year ended December 31, 2007, except for certain state and local taxes which are not based on current earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

At December 31, 2007, the significant components of the deferred tax assets are summarized below:

Net operating loss carryforward	$ 7,568,000
Less: Valuation allowance	(7,568,000)
Balance	$ -

NOTE H – LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	For the year ended	For the year ended
	December 31,	December 31,
	2007	2006
Net loss available for common shareholders	$ (14,292,609)	(6,828,739)
Basic and fully diluted loss per share	$ (0.21)	(0.47)
Weighted average common shares outstanding	69,157,092	14,455,265

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

During the year ended December 31,2007 and December 31, 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE I – COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

The Company has several consulting agreements with outside contractors, certain of whom are also Company stockholders, to provide organizational services, business development, and other consultation services. The agreements are generally for a term of 12 to 24 months from inception and renewable from year to year unless either the Company or Consultant terminates such engagement with written notice.

Mining Rights

Santa Rita Property

On December 20, 2005 the Company entered into a “Memo of Understanding”, and subsequently a formal option agreement on June 19, 2006 with Corex Gold Corp.(“Corex) to acquire Santa Rita Claim property located in Zacatecas, Mexico. The option agreement had no initial costs, and the Company has the right to acquire a 49% interest in the Santa Rita property upon incurring exploration expenses as agreed upon. Pursuant to the agreement, the Company committed to exploration expenditures of minimum $200,000 over the first 12 months at which time the Company shall have the rights to withdraw, without earning any interest. The Company will also issue 25,000 treasury shares to Corex upon commencement of Phase 1 of the agreement. The 25,000 shares were issued to Corex in October 2006 (Note D). As of December 31, 2005, the Company has incurred and charged to operations, $22,519 of expenditures pursuant to this agreement. On the 1 st anniversary of the agreement, the Company would commit to exploration expenditures of minimum $300,000 over additional 12 months at which the Company will issue 75,000 treasury shares to Corex. (which has been issued )On the 2 nd anniversary, Corex would commit to exploration expenditures of minimum $450,000 over additional 12 months at which time the Company will issue 100,000 treasury shares to Corex. The Company may terminate the option agreement at any time hereafter without further obligation or liability to Corex except respecting payments, which have not at such time made to Corex in relation to milestones that have been achieved prior to the time of termination. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $31,177.

On January 29, 2007, the Company entered into a letter agreement (the “2007 Option Agreement”) with Corex. The 2007 Option Agreement replaces the option agreement dated June 19, 2006, whereby the Company’s interest in the Santa Rita is changed to 49% interest whatever Corex Gold holds in Santa Rita property as opposed to a 49% interest in the Santa Rita property itself. The Company incurred and charged to operations exploration expenditures in the amount of $200,000 during the first 2 quarters of fiscal 2007.

On October 3, 2007, the Company entered into an amended agreement to the January 29, 2007 Option Agreement. Pursuant to the amended agreement, the Company had the option to maintain its interest in the Santa Rita property by issuing 75,000 common shares to Corex Gold by October 12, 2007 and by paying $200,000 to Corex Gold by October 31, 2007, the Company decided to let its interest in the Santa Rita mineral property expire by choosing not make the final payment of $200,000 to Corex Gold and allowed the option agreement to terminate on October 31, 2007. The Company does not believe the Santa Rita mineral concession holds as much potential for mineralization as the other mineral properties which the Company has a majority interest.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE I – COMMITMENTS AND CONTINGENCIES (Continued)

El Tigre Property, Porvenir Property

On December 31, 2005, the Company's wholly owned subsidiary, Hemis Gold S.A. de C.V., entered into an option agreement to acquire a 67.5% interest in the El Tigre located in the Municipality of Sahuaripa, Sonora, Mexico. The option agreement had no initial costs. If Company incurred $200,000 of exploration expenditures within 548 days from the date of the agreement, the Company will acquire a 67.5 % interest in the El Tigre Concession and the Porvenir Concession mineral claims. As of December 31, 2005, the Company has not incurred expenditures pursuant to this agreement. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $140,227. During the year ended December 31, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $1,179,888.

On November 5, 2007, the Company entered into an option agreement with Monte Cristo Gold Corporation (“MCG”), whereby the Company granted MCG the option to acquire a 49% or a 60% undivided interest in the Company rights to explore certain mineral concessions located in Sonora, Mexico (El Tigre and Porvenir concessions). Norman Meier, the Company’s Director, President and Chief Executive Officer and Bruno Weiss, the Company’s Director and Chief Financial Officer, are both significant shareholders of MCG. Pursuant to the Option Agreement, MCG may acquire a 49% interest in the Company rights to the property. Pursuant to the Option Agreement, MCG may acquire a 49% interest in the Company rights to the property by paying $100,000 within 5 days from November 5, 2007 and $1,900,000 by November 4, 2008. . MCG may increase its interest to 60% by paying the Company $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009. If MCG exercises its option to acquire the 49% interest, the parties have agreed to enter into a joint-venture agreement regarding the exploitation and management of the Property whereby all costs and revenues regarding the Property will be divided in proportion to the respective interest of the parties. If MCG exercises its option to increase its interest to 60%, the allocation of costs and revenues pursuant to the joint venture agreement will be modified accordingly. The Option agreement does not grant to MCG any right to hold title to the Property. MCG may terminate the Option Agreement at any time by giving written notice to the Company. As of December 31, 2007, the Company has received the aggregate of $200,000 from MCG, and credited the option proceeds received to operations.

La Centela Property

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

To exercise the first 70% of the mining rights, the Company must deliver the following stock and payments to the mining concession owners, and make the following exploration expenditures:

  pay $25,000 and issue 25,000 common shares by October 14, 2006. The Company has delivered the payment and stock as of December 31, 2006.

  by October 5, 2007, pay an additional $50,000, issue 50,000 more common shares and spend $200,000 on exploration expenses. The Company has delivered the payment and stock as of December 31, 2007.

  by October 5, 2008, pay an additional $75,000, issue 75,000 more common shares and spend $200,000 on additional exploration expenses.

  by October 5, 2009, pay an additional $1,400,000, issue 100,000 more common shares and spend an additional $200,000 on exploration expenses.

  by October 5, 2010, pay an additional $250,000, issue 250,000 more common shares and spend an additional $1,400,000 on exploration expenses.

  issuance of one common shares for every once of gold the Company estimates and identify, up to a maximum of 10,000,000 shares, if the Company can identify any gold at the time of making our final payments to exercise the option.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE I – COMMITMENTS AND CONTINGENCIES (Continued)

Anchor Point Gold Project

On January 8, 2007 the Company entered into an agreement with Aspen Exploration Corporation (“Aspen”) pursuant to which Aspen has assigned offshore prospecting permit applications in an area of the Cook Inlet, Alaska to the Company. During the year ended December 31, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $895,532.

On November 16, 2007, the Company entered into an option agreement, effective on November 23, 2007 (the “Option Agreement”) with Condor Gold Corporation (“CGC”) whereby the Company granted to CGC the option to acquire a 49% or a 60% undivided interest in the Company’s rights to explore and exploit certain offshore gold permits located in the Anchor Point Project. Bruno Weiss, the Company’s Director and Chief Financial Officer, is a major shareholder and Chief Financial Officer of Condor Gold. Norman Meier, the Company’s President and Chief Executive Officer is a major shareholder of Condor Gold. Pursuant to the Option Agreement CGC may acquire a 49% percent interest in the Company’s rights to the property by paying $100,000 to the Company within 5 business days following the effective date and $1,900,000 within 12 months following the effective date. Additionally, CGC may increase its interest to 60% by paying to the Company $500,000 within 18 months following the effective date and $1,500,000 within 24 months following the effective date. If CGC exercises its option to acquire the 49% interest, the parties have agreed to enter into a joint-venture agreement regarding the exploitation and management of the property whereby all costs and revenues regarding the property will be divided in proportion to the respective interest of the parties. If CGC exercises its option to increase its interest to 60%, the allocation of costs and revenues pursuant to the joint venture agreement will be modified accordingly. The Option agreement does not grant to CGC any right to hold title to the Property. CGC may terminate the Option Agreement at any time by giving written notice to the Company. The Option Agreement will terminate automatically if CGC fails to make any payments necessary for it to acquire a 49% interest in the Property. As of December 31, 2007, the Company has not received any proceeds pursuant to the Option Agreement. CGC failed to make the initial $100,000 payment to maintain its option and therefore the option expired and the Option Agreement terminated as of November 22, 2007.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE I – COMMITMENTS AND CONTINGENCIES (Continued)

Mining Rights (Continued)

Wolfe Creek and Covenant Properties

On March 13, 2007 the Company entered into an option agreement with Stacs GmbH (“Stacs”) whereby Stacs has agreed to grant the Company the exclusive option to acquire the 100% interest in the exploration licenses and mineral claims comprising the Wolfe Creek and Covenant properties located in British Columbia, Canada subject to a 3% royalty. As of December 31, 2007, there was no further development and the Company had not incurred any expenditure on this property.

La Casita Properties

On April 19, 2007 the Company won a raffle to determine which of several concurrent applicants would be able to proceed with an application to obtain a mining concession on La Casita. La Casita is a mineral exploration concession which is located close to the Company's El Tigre, Porvenir and La Centela concessions. The concession will be reserved for the Company by the Mexican government pending the Company's application and if all of the formalities are complied with (and all the correct technical information is supplied), the Company anticipate that it will be granted a 100% interest in the La Casita mineral concession within two to six months. The Company aims to integrate exploration of the La Casita concessions with the ongoing mapping and sampling across the El Tigre project area. As of December 31, 2007, there was no further development and the Company had not incurred any expenditure on this property.

Litigation

As of December 31, 2007, the Company is not a party to any legal proceedings, nor are there any judgments against the Company. However, the Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Option Agreement

On May 15, 2005, the Company entered into an Option Agreement with its Chief Geologist. Pursuant to the Option Agreement, the Company agreed to issue 1,000,000 stock options to Chief Geologist. The exercise price of the options is $0.001 per share, and shall expire 60 days after the termination of the consulting agreement between the Company and COO. The grant and vesting of the stock options is contingent upon the Company acquiring rights to a property on which a gold deposit of at least 500,000 ounces of gold is proven. As of December 31, 2007 and 2006, the Company has not acquired rights to properties as defined and the stock options have not been granted or vested.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE J – DISCONTINUED OPERATIONS Aurum Financial Services, Inc.

In June 2006, the Company’s Board of Directors authorized the spin off of its wholly-owned subsidiary, Aurum Financial Services, Inc. (“Aurum”), by issuing to the Company’s shareholders as of July 1, 2006 (the “Record Date”) one share of Aurum for every 10 shares of the Company’s common stock owned by the shareholders. Effective July 1, 2006, Aurum is formally spun off and is no longer a subsidiary of the Company. Aurum was incorporated in June 2006, and had no operations prior to the second quarter of 2006. In accordance with APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the financial statements reflect the operating results and balance sheet items of the discontinued operations, Aurum, separately from continuing operations.

During the second quarter of 2006, the Company transferred $50,023 of cash to Aurum for working capital purposes. Aurum incurred $22,128 of office expenses during the year ended December 31, 2007. Prior to the spin-off, Aurum had $10,000 of prepaid expenses and $17,895 of cash in bank.

The following summarizes the disposition of the Aurum:

Net assets disposed of	$ (27,895)
Net loss on disposal of Aurum	$ (27,895)

Operating results for the discontinued operations for the year ended December 31, 2007 and 2006 and for the period from February 9, 2005 (date of inception) through December 31, 2007 were:

			For the
			from
			February 9,
			2005
	For the	For the	(date of
	year	year	inception)
	ended	ended	through
	December	December	December
	31,	31,	31,
	2007	2006	2007
Revenue	$ -	$-	$ -
Expenses	-	22,128	22,128
Net (loss) before tax	-	(22,128)	(22,128)
Income tax provision (benefit)	-	-	-
Net loss	-	(22,128)	(22,128)
Loss on disposition of Aurum, before income taxes	-	(27,895)	(27,895)
Income tax provision	-	-	-
Loss on disposition of Aurum	-	(27,895)	(27,895)
Loss on discontinued operations, net of tax	$ -	$ (50,023)	$ (50,023)

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE J – DISCONTINUED OPERATIONS (Continued)

Aurum Financial Services, Inc. (Continued)

There was no depreciation and amortization expense included in any period presented. Subsequent to the spin-off of Aurum, the Company has agreed to grant Aurum a loan of $125,000 as business start up costs and to promote their activities. At December 31, 2006, the Company advanced $95,000 to Aurum. Aurum has repaid the loan in full as of December 31, 2007. During the year ended December 31, 2007 the Company and Aurum advanced funds to each other for working capital purposes, total amount due to Aurum amounted $359,533 at December 31, 2007. The loans are non-interest bearing and due on demand. The Company’s 2 directors have voting control of Aurum.

Stratos Gold Corporation

In September 2006, the Company’s Board of Directors authorized the spin off of its wholly-owned subsidiary, Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (the “Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off in September 2006. During the year ended December 31, 2007 the Company received aggregate loans of $75,000 from Stratos. The loans are non-interest bearing and due on demand. The Company’s 2 directors have voting control of Stratos.

Tecton Corporation

In December 2006, the Company’s Board of Directors authorized the spin off of Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (the “Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off. Subsequent to the spin-off of Tecton, the Company and Tecton advanced funds to each other for working capital purposes, with an aggregate amount due to Tecton of $952,677 at December 31, 2007. The advance is non-interest bearing and is due on demand. The Company’s 2 directors have voting control of Tecton.

Sirius Corporation

On January 12, 2007, the Company’s Board of Directors authorized the spin off of its wholly-owned subsidiary, Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (the “Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off. Subsequent to the spin-off of Sirius, the Company and Sirius advanced funds to each other for working capital purposes. At December 31, 2007, there was no amount due to or from Sirius. The Company’s 2 directors have voting control of Sirius. Additionally, the Company acquired 1,000,000 common shares of Sirius Corporation at $0.001 per share. This represents approximately 2% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Sirius. Considerable management judgment is necessary to estimate fair value of the shares purchased. Sirius has minimal operations as of December 31, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $1,000 for the impairment of the restricted stock purchased.

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE J – DISCONTINUED OPERATIONS (Continued)

Allegra Corporation

On January 12, 2007, the Company’s Board of Directors authorized the spin off of its wholly-owned subsidiary, Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (the “Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra was formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off. Subsequent to the spin-off of Allegra, the Company acquired 500,000 common shares of Allegra at $0.001 per share. This represents approximately 1% of Sirius’s total outstanding shares. The Company does not have the ability to exercise significant influence over operating and financial policies of Allegra. Considerable management judgment is necessary to estimate fair value of the shares purchased. Allegra has minimal operations as of December 31, 2007 and future development is highly uncertain, the Company has accordingly recorded a charge of $500 for the impairment of the restricted stock purchased.

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

The following summarizes the assets and liabilities of discontinued operations as of December 31, 2007 and December 31, 2006:

	December	December
	31,
	2007	2006
Assets:
Cash	$ -	$ 350
Leasehold Improvements	-	12,135
Furniture & Fixtures	-	5,545
Computer Equipment	-	6,112
Automobile	-	6,319
Accumulated Depreciation	-	(14,186)
Total Assets	$ -	$ 16,275
Liabilities:
Accounts payable and accrued liabilities	$ 8,637	$ 15,444
Total Liabilities	$ 8,637	$ 15,444

HEMIS CORPORATION
(An exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

	For the year	For the year	For the period
			from
	ended	ended	February 9,
	December 31,	December 31,
			of inception)
	2007	2006	December 31,
			2007
Revenue	$ - $	-	$ -
Expenses	(4,748)	-	(86,090)
Loss on disposal of discontinued operations	(4,720)	-	(4,720)
Net (Loss)	$ (9,468) $	-	$ (90,810)

NOTE J – DISCONTINUED OPERATIONS (Continued)

Hemis Philippines Corporation (Continued)

During the first quarter of 2007 the Company sold the assets of the Philippines subsidiary in exchange for net proceeds of $11,205. The assets sold had a net book value of $15,925, accordingly the company accounted for $4,720 of loss on disposal of the assets. The following summarizes the operating results for the discontinued operations for the period end December 31, 2007 and 2006, and for the period from February 9, 2005 (date of inception) through December 31, 2007:

NOTE K – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the period February 9, 2005 (date of inception) to December 31, 2007, the Company accumulated losses of $22,358,551. The Company’s current liabilities exceeded its current assets by $1,694,104. However, the Company has generated no revenues to date, has incurred operating expenses and has sustained losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of RBSM LLP, Certified Public Accountants, audited our consolidated financial statements for the period ending December 31, 2007. Since inception, we have had no changes in or disagreements with our accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 9A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of our procedures and controls or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s ICFR.

1. Management believes that the Company’s ICFR are currently effective at preventing or detecting a material misstatement in the financial statements. However, we have concluded that we are deficient in maintaining internal control over the preparation of income tax returns and we have not filed any tax returns to date.

The recommendations to remediate this deficiency is as follows:

1. Adopt policies to oversee and implement the filing of annual tax returns.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of March 31, 2008.

Item 9B. Other Information.

On November 5, 2007, we optioned the right to acquire 49% of our interest in the El Tigre and Porvenir properties to Monte Cristo Gold Corporation. Norman Meier, our Director, President and Chief Executive Officer and Bruno Weiss, our Director and Chief Financial Officer, are both significant shareholders of Monte Cristo. Also, Dr. Meier was formerly President and Chief Executive Officer of Monte Cristo. To acquire the option, Monte Cristo Gold paid us $100,000 in November, 2007, and is required to pay us an additional $1,900,000 by November 4, 2008. As of December 31, 2007, Monte Cristo Gold has paid us $200,000. Monte Cristo Gold may increase the optioned interest it will acquire in the properties from us from 49% to 60% by paying us an additional $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009.

On November 16, 2007 we entered into an option agreement with Condor Gold Corporation which became effective on November 23, 2007 whereby we granted to Condor Gold the option to acquire a 49% or a 60% undivided interest in our rights to explore and exploit certain offshore gold permits located in the Anchor Point Project. Bruno Weiss, our Director and Chief Financial Officer, is a major shareholder and Chief Financial Officer of Condor Gold. Norman Meier, our President and Chief Executive Officer is a major shareholder of Condor Gold. Pursuant to the option agreement Condor Gold could have acquired a 49% percent interest in our rights to the property by paying $100,000 to us within 5 business days following the effective date of November 23, 2007, and $1,900,000 within 12 months following the effective date. Condor Gold failed to make the initial $100,000 payment to maintain its option and therefore the option expired on November 29, 2007.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at four.

Our current directors and officers are as follows:

Name	Age	Position
Dr. Norman Meier, PhD, MBA	32	Director, President, Chief Executive Officer,
Bruno Weiss	53	Director, Chief Financial Officer, Secretary
Dr. Douglas Oliver, PhD	56	Vice President of Operations
Richard Hamelin	52	Director

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

Dr. Norman Meier, Director, President and Chief Executive Officer

Norman Meier is a founder of Hemis and has been a director since our inception in February 2005 and President and Chief Executive Officer since May 1, 2005. From May 2004 to May 2005 Dr. Meier was the founder and President of LEAP Institute LLC, a company in the business of providing financial services and investment advice to private investors and companies. From November 2002 to April 2004 he worked as Manager Global Sales Support for Man Investments, Switzerland, where he managed a global sales team in the hedge fund industry to raise money from financial institutions, bank and brokers around the world. From April 2002 to October 2002 Dr. Meier worked as an Investment Advisor at Canaccord Capital in Vancouver, British Columbia, Canada, where he established and managed portfolios, integrated risk management strategies, evaluated performance models for existing portfolios, provided investment advice and traded in securities. From 1995 to 2001 he worked at AWD Independent Financial Services, Switzerland, initially as a financial advisor, and later as a team manager. Norman Meier has a PhD in Human Behavior, an MBA and a BA, all from Newport University in Switzerland. He holds two designations from the Canadian Securities Institute: a Canadian Investment Manager Designation and a Derivatives Market Specialist Designation. He also holds a Financial Planning Designation from AWD Switzerland.

Bruno Weiss, Director and Chief Financial Officer

Bruno Weiss has been a director of Hemis since our inception in February 2005. He was appointed as Chief Financial Officer in May 2005. Mr. Weiss has worked in the financial field for over 30 years. He has extensive experience in foreign exchange trading and management and in marketing hedge funds. From July 2002 to the present, Mr. Weiss has been the Managing Director and Hedge Fund Consultant for Glayva Investment GmbH, Switzerland, where he marketed different classes of hedge funds until February 2006. Glavya Investment GmbH changed its name in 2005 to Hemis Switzerland GmbH, and since the incorporation of Hemis Corp. in February 2005, it has been principally involved in providing consulting services to us or in acting as our agent to allow us to carry on business in Switzerland. From October 1992 to June 2002 Mr. Weiss was the Managing Director, Investment Manager of Foreign Exchange Portfolios at Weiss and Partners, Currency Investment and Consulting in Switzerland. There he acquired and managed a portfolio for Swiss and European investors, project managed an independent multi-manager group in foreign exchange, the "Swiss Forex Multimanagers", and he developed an implemented in house foreign exchange funds in cooperation with a Geneva private bank and a Luxemburg SICAV fund for a Swiss national bank. From 1988 to 1992 Mr. Weiss was the Strategic Foreign Exchange Manager for several banks, including the Clariden Bank in Zurich, Switzerland. From 1981 to 1987 he was the Head of Foreign Exchange Department and Treasurer of UBS, Zurich Switzerland and Tokyo, Japan. On October 12, 2006, Mr. Weiss was appointed to act as a director on the board of UC Resources Ltd., a company for which Richard Hamelin, our director, acts as Chief Executive Officer and President,

Dr. Douglas Oliver, Vice President of Operations

On January 10, 2006, Hemis Corporation hired Dr. Douglas Oliver as a Geologist and appointed him as a director on March 21, 2006. On January 1, 2007 we appointed Dr. Oliver as Vice President of Operations. Dr. Oliver resigned as a director on September 14, 2007. He continues to serve as our Vice President of Operations. For the past five years he has taught Geology at Tarrant County College and the University of Texas at Arlington. Dr. Oliver is currently on the research faculty at the University of Arkansas. Dr. Oliver also has 12 years of experience in corporate mineral exploration focusing primarily on the western United States and Alaska. He worked as an Exploration Geologist for Occidental Minerals Corporation of Lakewood, Colorado, from 1977 to 1983 where he managed precious metal exploration projects in Nevada, Utah and Idaho. He also supervised a molybdenum porphyry exploration project in Utah. From 1983 to 1986 Dr. Oliver worked as the Senior Exploration Geologist for Tenneco Minerals in Anchorage, Alaska. There he was the project manager for a volcanogenic massive sulfide reconnaissance program in southeast Alaska and a disseminated gold project in northeastern Nevada. Dr. Oliver also brings eight years of international and domestic geological and management consulting experience to Hemis. Dr. Oliver has provided geologic and economic evaluations of precious metal exploration projects in Honduras, Nevada and the Yukon, diamond deposits in Colorado and has consulted for the State of Alaska Attorney General's office providing geologic and economic evaluations of a volcanogenic massive sulfide deposit in south-central Alaska. Dr. Oliver holds a PhD from Southern Methodist University in Dallas, Texas, and an MBA from The University of Texas.

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

Conflicts

Dr. Meier, Mr. Weiss, and Dr. Oliver also serve as directors and officers for various other private mining companies and of Tecton Corporation. Tecton was formerly a subsidiary of Hemis, and was spun off as independent company though a dividend declaration and is now a public company required to file reports with the SEC pursuant to the Exchange Act of 1934.

Although our directors and officers provide services to other mining companies, our management believes that these companies intend to focus in different regions and explore for different types of minerals. We do not have any formal agreements with any of these companies with respect to conflicts of interests, nor do we have we have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our directors.

In the event that a conflict of interest were to arise, for example, if a mineral concession becomes available which would be equally suitable for us, as well as Tecton, to explore, then our directors would have to decide which company has the most available funds, and therefore would be better placed to carry out an exploration program of the new mineral concession.

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

Item 11. Executive Compensation.

The Summary Compensation Table below sets forth the total annual compensation paid or accrued by us to or for the account of our principal executive officer and principal financial officer during fiscal 2007. There were no other officers whose total annual cash compensation exceeded $100,000 in fiscal 2007.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other
Principal				Awards	Awards	Incentive Plan	Deferred	Compensation
Position						Compensation	Compensation
							Earnings
		($)	($)	($)	($)	($)	($)	($) or (#)	Total ($)
	2007 (3)	120,000	0

	2006 (4)	120,000	0
Norman Meier (1)
	2005 (5)	88,000 (6)	0		2,750,000 (7)
									2,838,000

	2007 (3)	120,000	0

	2006 (4)	120,000	0
Bruno Weiss (2)
	2005 (5)	82,000 (7)	0		2,750,000 (7)				2,832,000

(1)	Norman Meier is our President and Chief Executive Officer.
(2)	Bruno Weiss is our Chief Financial Officer.
(3)	For the period from January 1, 2007 to December 31, 2007.

(4)	For the period from January 1, 2006 to December 31, 2006.
(5)	For the period from Inception (February 9, 2005) to December 31, 2005.
(6)	Includes 8,000,000 shares at $0.001 issued in lieu of salary on May 1, 2005
(7)	Includes 2,000,000 shares t $0.001 issued in lieu of salary on May 1, 2005.
(8)

Norman Meier and Bruno Weiss received 5,000,000 options each on February 9, 2005 in exchange for services provided and to be provided over a period of 5 years pursuant to option agreements entered into with us. We valued the stock options at the fair market value of our common stock, for a total of $5,500,000, or $2,750,000 each. The deferred compensation cost was amortized over the 5-year period of services to be provided by the officers, with $733,333 and $1,100,000 charged to operations for the years ended December 31, 2005 and December 31, 2006 respectively. $1,100,000 was also charged to operations for the year ended December 31, 2007. On January 13, 2007 the stock options were exercised in full at the exercise price of $0.001.

Mr. Weiss and Dr. Meier each spend approximately 40% of the time they work on the business of Hemis.

Option Grants in the Last Fiscal Year

No stock options were granted to the named executive officers during the period from January 1, 2007 to December 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

In May 2005, we granted 5,000,000 options each to Bruno Weiss and Norman Meier. These options were fully exercised by Mr. Meier and Mr. Weiss on January 13, 2007. There were no unexercised stock options held by our executive officer as of December 31, 2007.

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

In addition to the fees compensated pursuant to the Management agreements, Mr. Weiss and Dr. Meier received from Hemis Switzerland GmbH (which was charged to Hemis) $27,288 for Bruno Weiss and $40,520 for Norman Meier, during the year ended December 31, 2007, as additional compensation for administrative activities in Switzerland.

On January 1, 2007, we entered into a consulting agreement with Dr. Douglas Oliver, whereby he receives a salary of $10,000 per month for provision of services as the Vice President of Operations and as our Geologist. However, this was amended by verbal agreement and Dr. Oliver received a salary of $6,000 per month from January to November in 2007. We stopped giving him a salary in December 2007 by verbal agreement with Dr. Oliver since he had decreased the amount of time he dedicated to providing services to us. Dr. Oliver may also receive options in our common stock as well as a bonus, both at the discretion of our board of directors. The consulting agreement may be terminated on 14 days notice by either party.None of our directors received compensation for their service as directors during the period from inception (February 9, 2005) to December 31, 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership, as of March 27, 2008, of our common stock by each of our directors, and by all executive officers and directors as a group. No other person known to us is the beneficial owner of more than 5% of any class of our securities. As of March 27, 2008, there were 73,363,372 common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

		Amount and
	Name and Address of	Nature of
Title of Class	Beneficial Owner	Beneficial	Percent of
		Ownership	Class
Common	Norman Meier (1)	15,850,000 (2)	22%
	Neuhofstrasse 8
	8600 Dübendorf, Switzerland
Common	Bruno Weiss (3)	11,374,000	16%
	Freudenbergstrasse 26
	9113 Degersheim
	Switzerland
Common	Douglas Oliver (4)	150,000	Less than 1%
	11564 Belfry Point	(5)
	Bentonville, AR 72712
	Richard Hamelin (6)	0	0
	Paseo San Luciano No 7
	Colonia San Luciano
	Torreon, Coaquila, 27210
	Mexico
	All Officers and Directors as a Group	27,374,000	56%
5% Shareholdings
Common	Sedona AG	3,439,789	5%

1	Norman Meier is a director, President and Chief Executive Officer of Hemis.
2	Includes 1,000,000 shares owned by Noeme Investment Corporation and 50,000 shares owned by Hemis Switzerland GMBH, companies controlled by Norman Meier.
3	Bruno Weiss is a director and Chief Financial Officer of Hemis.
4	Douglas Oliver is our Vice President of Operations.
5	Includes stock options to purchase 150,000 common shares at prices between $1 and $2 per share.
6	Richard Hamelin is a director of Hemis.

Changes in Control

There are currently no arrangements which would result in a change in control of Hemis.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Hemis Switzerland GmbH, a company controlled by Norman Meier, our Chief Executive Officer, until October 2007, acted as an agent for us in paying operating expenses and salaries for our office and staff in Switzerland.

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

On January 5, 2006 we issued 50,000 common shares at $0.55 per share to Douglas Oliver, our Vice President of Operations. On this day, we also granted Dr. Oliver options to purchase 50,000 common shares at $1.00.

On January 17, 2006 we issued a stock dividend to all our shareholders by a declaration of one common share for each common share outstanding as of January 17, 2007. Pursuant to this, we issued an aggregate of 31,625,926 shares of common stock (excluding 50,000 shares of common stock that should been cancelled prior to the date of dividend. We corrected this error and cancelled the shares in March 2007) to our existing shareholders, including 11,975,000 shares to Norman Meier, our director and Chief Executive Officer; 1,000,000 shares to Noeme Investment Corporation, a company controlled by Norman Meier; 6,837,000 shares to Bruno Weiss, our director and Chief Financial Officer; and 50,000 shares to Doug Oliver, our Vice President of Operations.

On July 24, 2007 we entered into a services agreement with Mineralogics Corporation pursuant to which Mineralogics provides us with exploration office facilities, oversees our mineral property acquisition and development activities and provides us with administrative services. In exchange for these services we agreed to pay Mineralogics a monthly service fee of $7,500. Pursuant to the agreement, fees of $7,500 per month were accrued for October, November and December, 2007. On February 1, 2008, Mineralogics exercised their right to give notice to terminate the agreement and the agreement terminated on March 1, 2008. As of December 31, 2007, we owed Mineralogics $22,500 for services pursuant to the agreement. Norman Meier, our President and Chief Executive Officer, was a director of Mineralogics and owned Mineralogics until February 8, 2008. Since February 8, 2008 Doug Oliver, our Vice President of Operations, has been a director and the President of Mineralogics.

On November 5, 2007, we entered into an option agreement with Monte Cristo Gold Corporation granting Monte Cristo Gold the option to acquire a 49% or a 60% undivided interest in our right to explore and exploit the El Tigre and Porvenir concession mineral claims. Bruno Weiss, our Director and Chief Financial Officer, is Chief Financial Officer of Monte Cristo. In order to maintain the option, Monte Cristo Gold paid us an initial amount of $100,000 and must pay us a further $1,900,000 by November 4, 2008. Monte Cristo may also elect to increase its interest under the option to 60% by paying us $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009. If the option is exercised, regardless of the interest, we have agreed to enter into a joint venture agreement governing how the property is to be exploited and managed, with all costs and revenues to be split proportionate to the parties’ respective interests.

On November 16, 2007 we entered into an option agreement with Condor Gold Corporation which became effective on November 23, 2007 whereby we granted to Condor Gold the option to acquire a 49% or a 60% undivided interest in our rights to explore and exploit certain offshore gold permits located in the Anchor Point Project. Bruno Weiss, our Director and Chief Financial Officer, is Chief Financial Officer of Condor Gold. Pursuant to the option agreement Condor Gold may acquire a 49% percent interest in our rights to the property by paying $100,000 to the Company within 5 business days following the effective date of November 23, 2007, and $1,900,000 within 12 months following the effective date. Additionally, Condor Gold may increase its interest to 60% by paying us $500,000 within 18 months following the effective date and $1,500,000 within 24 months following the effective date. If Condor Gold exercises its option to acquire the 49% interest, the parties have agreed to enter into a joint-venture agreement regarding the exploitation and management of the property whereby all costs and revenues regarding the property will be divided in proportion to the respective interest of the parties. If Condor Gold exercises its option to increase its interest to 60%, the allocation of costs and revenues pursuant to the joint venture agreement will be modified accordingly. The option agreement does not grant to Condor Gold any right to hold title to the property. Condor Gold may terminate the option agreement at any time by giving written notice to us. The option agreement will terminate automatically if Condor Gold fails to make any payments necessary for it to acquire a 49% interest in the Property. As of December 31, 2007, we have not received any proceeds pursuant to the option agreement. Condor Gold failed to make the initial $100,000 payment to maintain its option and therefore the option expired and the Option Agreement terminated as of November 22, 2007.

During the year ended December 31, 2007 entities controlled by our officers and directors of the Company advanced funds to the Company for working capital purposes. The total amount advanced to us by related entities was $1,387,210. We received advances of $359,533 from Aurum Financial Services, Inc., $75,000 from Stratos Gold Corporation and $952,677 from Tecton Corporation. All advances are non-interest bearing and due on demand.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $120,000 or 1% of our total assets for the last fiscal year.

Corporate Governance

The OTC Bulletin Board on which our common stock is listed on does not have any director independence requirements.

We have one director, Richard Hamelin, who qualifies as an independent director as he is not employed by us, has no shareholdings in our common stock and is not otherwise affiliated with or related to us.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included in our Annual Report on Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December	December
	31,	31,
	2007 (1)	2006 (1)
Audit Fees	$107,160	$75,200
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	107,160	75,200

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2007.

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 and 2006.

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no Audit-Related services provided in fiscal 2007 and 2006.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

Item 15. Exhibits.

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on February 9, 2005 (1)
3.2	Certificate of Amendment to Articles of Incorporation filed April 28, 2006 (1)
3.3	Bylaws (1)
4	Instrument Defining the Right of Holders - Form of Share Certificate (1)
10.1	Santa Rita Option Agreement (1)
10.2	Letter Agreement for Santa Rita with Corex Gold Corporation dated January 29, 2007 (5)
10.3	El Tigre and Porvenir Option Agreement (1)
10.4	La Centela Option Agreement (2)
10.5	Addendum to La Centela Option Agreement (2)
10.6	Bruno Weiss Management Agreement (1)
10.7	Douglas Oliver Management Agreement (5)
10.8	Norman Meier Option Agreement (3)
10.9	Bruno Weiss Option Agreement (3)
10.10	Hudson Capital Corp. Consulting Agreement (1)
10.11	Amendment to Hudson Capital Corp. Consulting Agreement (4)
10.12	Agreement with Aspen Exploration Corporation (5)
10.13	Wolfe Creek and Covenant Properties Option Agreement (5)
10.14	Consulting Agreement with Dorado Inc. (5)
10.15	Consulting Agreement with Battle X Inc. (5)
10.16	Consulting Agreement with Westgate Corporation (5)
10.17	Consulting Agreement with Dr. Fuat Cirit (5)
10.18	Consulting Agreement with William Snoddy (6)
10.19	Services Agreement with Mineralogics Corporation (7)
10.20	Anchor Point Project Option Agreement with Condor Gold Corporation
10.21	Option Agreement with Monte Cristo Gold Corporation
10.22	Management Agreement with Norman Meier (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed July 21, 2006.

(2)	Included as exhibits on our Form SB-2/A #2 filed November 1, 2006.

(3)	Included as exhibits on our Form SB-2/A #3 filed November 27, 2006.

(4)	Included as exhibits on our Form SB-2/A #4 filed December 12, 2006.

(5)	Included as exhibits on our Form SB filed April 18, 2007.

(6)	Included as exhibit on our Form 10-QSB filed August 14, 2007.

(7)	Included as exhibit on our Form 10-QSB filed November 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hemis Corporation
(Registrant)

/s/ Norman Meier
Date: April 11, 2008	Norman Meier
Director , President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Meier	President, Chief Executive	April 11, 2008
Norman Meier	Officer, Director

/s/ Bruno Weiss	Director, Chief Financial	April 11, 2008
Bruno Weiss	Officer, Principal Accounting Officer