Form 10-Q
period 2008-03-31
HEMIS CORP
filed 2008-05-20
CIK 1325950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________To___________________

Commission file number 333-135946

HEMIS CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2749916
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Bettlistrasse 35
8600 Dübendorf, Switzerland
(Address of principal executive offices)

(702) 387 2382
(Registrant’s telephone number, including area code)
_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2008 the registrant’s outstanding common stock consisted of 76,468,372 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Hemis Corp. (the “Company”, “Hemis”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Index to Financial Statements

Page
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-1
Condensed Consolidated Statements of Losses for the three months ended March 31, 2008 and 2007 , and for the period from February 9, 2005 (date of inception) to March 31, 2008	F-2
Condensed Consolidated Statements of (Deficiency in) Stockholders' Equity for the period from February 9, 2005 (date of inception) to March 31, 2008	F-3 to F-6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and for the period from February 9, 2005 (date of inception) to March 31, 2008	F-7
Notes to Unaudited Condensed Consolidated Financial Statements	F-8 to F-22

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 67,763	$ 96,931
Prepaid expenses and other current assets	49,154	56,316
Total current assets	116,917	153,247
Property and equipment, at cost:
Furniture and equipment	127,854	127,854
Computer equipment	28,875	28,875
Less: accumulated depreciation	(39,466)	(33,681)
Total property and equipment, net	117,263	123,048
Deposits and other assets	38,580	33,274
Total assets	$ 272,760	$ 309,569
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 344,391	$ 361,504
Advances from third parties	149,000	90,000
Advances from related parties (Note B and G)	1,352,211	1,387,210
Current liabilities of discontinued operations	8,637	8,637
Total current liabilities	1,854,239	1,847,351
COMMITMENTS AND CONTINGENCIES (Note F)	-	-
DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share;150,000,000 shares authorized at March 31, 2008 and December 31, 2007 76,363,372 and 74,824,372 shares issued and outstanding at March 31, 2008 and and December 31, 2007, respectively (Note C)	76,363	74,823
Deferred compensation expenses (Note C and D)	(4,458,253)	(5,986,016)
Additional paid-in capital	26,746,609	26,424,798
Common stock subscription payable (Note C)	104,401	277,301
Common stock subscription receivable (Note C)	(3,300)	(3,300)
Accumulated deficit during exploration stage	(24,081,890)	(22,358,551)
Accumulated other comprehensive income:
Foreign currency translation adjustment	34,591	33,163
(Deficiency in) stockholders' equity	(1,581,479)	(1,537,782)
Total liabilities and (deficiency in) stockholders' equity	$272,760	$309,569

See accompanying notes to unaudited condensed consolidated financial information

     HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES
(Unaudited)

	For the three Months ended	For the three Months ended	For the period from February 9, 2005
	March 31, 2008	March 31, 2007	(date of inception) through March 31, 2008
Costs and Expenses:
General and Administrative	$1,717,554	$3,071,796	$23,761,099
Depreciation	5,785	3,743	38,853
Total Operating Expense	1,723,339	3,075,539	23,799,952
Loss from Operations	(1,723,339)	(3,075,539)	(23,799,952)
Other income (expenses):
Loss on put agreement (Note E)	-	(20,789)	(141,105)
Loss from continuing operations, before income
taxes and discontinued operations	(1,723,339)	(3,096,328)	(23,941,057)
Provision for Income Tax	-	-	-
Loss from continuing operations, before
discontinued operations	(1,723,339)	(3,096,328)	(23,941,057)
Loss from discontinued operations (Note G)	-	(4,748)	(108,218)
Loss on disposition of discontinued operations (Note G)	-	(4,720)	(32,615)
Net Loss	$ (1,723,339)	$ (3,105,796)	$ (24,081,890)
Other Comprehensive Income:
Gain on foreign currency translation	1,428	457	34,591
Total Comprehensive Loss	$(1,721,911)	$(3,105,339)	$(24,047,299)
Loss per common share (basic and assuming dilution)	$ (0.02)	$ (0.05)
Continuing operations	$ (0.02)	$ (0.05)
Discontinued operations	-	$ (0.00)
Weighted average common shares for computation	75,666,915	57,737,178

See accompanying notes to unaudited condensed consolidated financial information

     HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)

	Common Shares	Stock Amount	Additional Paid in	Common Stock Subscription	Deferred Compensatio Expense	Deficit Accumulated During Exploration Stage	Total
Issuance of common stock to founders in May 2005	10,000,000	$ 10,000	$ -	$ -	$ -	$-	$10,000
Issuance of stock options to founders in May 2005 in exchange for deferred compensation (Note D)	-	-	5,500,000	-	(5,500,000)	-
Shares issued in May 2005 pursuant to private placement at $.55 per share	30,000	30	16,470	-	-	-	16,500
Shares issued in July 2005 in exchange for services at $.55 per share	100,000	100	54,900	-	-	-	55,000
Shares issued in July 2005 pursuant to private placement at $.55 per share	500	1	274	-	-	-	275
Shares issued in August 2005 pursuant to private placement at $.55 per share, net of costs and fees	458,183	458	226,342	-	-	-	226,800
Shares issued in September 2005 in exchange for services at $.55 per share	100,000	100	54,900	-	-	-	55,000
Common stock subscribed	-	-	-	430,625	-	-	430,625
Amortization of deferred compensation (Note D)	-	-	-	-	733,333	-	733,333
Net loss	-	-	-	-	-	(1,237,203)	(1,237,203)
Balance at December 31, 2005	10,688,683	$ 10,689	$ 5,852,886	$ 430,625	$ (4,766,667)	$ (1,237,203)	$ 290,330

See accompanying notes to unaudited condensed consolidated financial information

     HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
 FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
 (Unaudited)

	Common Shares	Stock Amount	Additional Paid in Capital	Common Stock Subscription Payable	Common Stock Subscription Receivable	Foreign Currency Translation Adjustment	Deferred Compensation	Deficit Accumulate During Exploration Stage	Total
Balance forward	10,688,683	$ 10,689	$ 5,852,886	$ 430,625	$ -	$ -	$ (4,766,667)	$ (1,237,203)	$ 290,330
Shares issued in January 2006 for common stock subscribed in December	593,638	594	325,906	(326,500)	-	-	-	-	-
Shares issued in February 2006 in exchange for common stock subscribed in December 2005 and pursuant to private placement at $.55 per share, net of costs and fees	274,795	275	140,862	(93,125)	-	-	-	-	48,012
Shares issued in March 2006 in exchange common stock subscribed in December 2005 and pursuant to private placement at $.55 per share, net of costs and fees	164,337	163	79,386	(11,000)	-	-	-	-	68,549
Issuance of stock options in January exchange for consulting services	-	-	26,845	-	-	-	-	-	26,845
Shares issued in May 2006 pursuant to private placement at $.55 per share, net of costs and fees	480,000	480	243,445	-	(3,300)	-	-	-	240,625
Shares issued in May 2006 pursuant to private placement at $.75 per share, net of costs and fees	25,000	25	16,850	-	-	-	-	-	16,875
Shares issued in May 2006 in exchange for services at approximately $.55 per share	1,070,880	1,071	587,913	-	-	-	-	-	588,984
Shares issued in June 2006 pursuant to private placement at $.75 per share, net of costs and fees	308,772	309	164,016	-	-	-	-	-	164,325
Shares issued in June 2006 pursuant to private placement at $.75 per share, net of costs and fees	150,000	150	102,229	-	-	-	-	-	102,379
Shares issued in June 2006 in exchange for services at approximately $.55 per share	50,000	50	27,450	-	-	-	-	-	27,500
Shares issued in June 2006 in exchange for services at approximately $.75 per share	125,000	125	93,625	-	-	-	-	-	93,750
Shares issued in August 2006 pursuant to private placement at $.75,net of costs and fees	1,033,730	1,034	699,820	-	-	-	-	-	700,854
Shares issued in August 2006 in exchange for at approximately $.75 per share	5,000	5	3,745	-	-	-	-	-	3,750
Shares issued in September 2006 pursuant to private placement at $.75,net of costs and fees	961,428	961	624,089	-	-	-	-	-	625,050
Shares issued in October 2006 pursuant to private placement at $.75,net of costs and fees	244,000	244	167,531	-	-	-	-	-	167,775
Shares issued in October 2006 in exchange for services at $.75 per share	1,500,000	1,500	1,123,500	-	-	-	-	-	1,125,000
Shares issued in October 2006 in exchange for exploration expenditures at $.75 per	25,000	25	18,725	-	-	-	-	-	18,750
Shares issued in October 2006 pursuant to private placement at $.95,net of costs and fees	357,420	357	311,963	-	-	-	-	-	312,320
Shares issued in October 2006 in exchange for exploration expenditures at $.95 per	25,000	25	23,725	-	-	-	-	-	23,750
Shares issued in November 2006 pursuant to private placement at $.75 per share, net of costs and fees	52,614	53	31,907	-	-	-	-	-	31,960
Shares issued in November 2006 pursuant to private placement at $.95, net of costs and fees	295,528	296	260,312	-	-	-	-	-	260,608
Shares issued in November 2006 in exchange for services at approximately $.95 per share	1,310,180	1,310	1,242,935	-	-	-		-	1,244,245
Shares issued in December 2006 pursuant to private placement at $.95,net of costs and fees	15,789	16	13,484	-	-	-	-	-	13,500
Shares issued in December 2006 pursuant to private placement at $1.20,net of costs and fees	549,150	549	611,051	-	-	-	-	-	611,600
Shares issued in December 2006 in exchange for services at $1.20 per share	3,429	3	4,111	-	-	-	-	-	4,114
Reclassification of equity to liability upon issuance of put agreement (Note E)	-	-	(515,852)	-	-	-	-	-	(515,852)
Common stock	-	-	-	1,330,938	-	-	-	-	1,330,938
Amortization of deferred compensation(Note D)	-	-	-	-	-	-	1,100,000	-	1,100,000
Net loss	-	-	-	-	-	-	-	(6,828,739)	(6,828,739)
Other Comprehensive e income	-	-	-	-	-	-	-	-
Foreign exchange translation	-	-	-	-	-	(1,197)	-	-	(1,197)
Balance at December 31, 2006	20,309,373	20,309	12,282,459	1,330,938	(3,300)	(1,197)	(3,666,667)	$ (8,065,942)	$ 1,896,599

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)

	Common Shares	Stock Amount	Addition Paid-in Capital	Common Stock Subscription Payable	Common Stock Subscription Receivable	Foreign Currency Translation Adjustments	Deferred Compensation	Deficit Accumulated During Exploration Stage	Total
Balance forward	20,309,373	$20,309	$12,282,459	$1,330,938	$(3,300)	$ (1,197)	$(3,666,667)	$(8,065,942)	$1,896,599
Shares issued in January 2007 for common stock stock subscribed in December 2006	1,154,862	1,155	1,325,61	(1,326,774)	-	-	-	-	-
Shares issued in January 2007 for commission in connection with common stock	4,100	4	(4)
Commission paid in connection with common stock subscribed in December 2006	-	-	(33,582)	-	-	-	-	-	(33,582)
Shares issued in January 2007 pursuant to private placement at $1.20 per share, net of	115,091	115	107,885	-	-	-	-	-	108,000
Shares issued in January 2007 pursuant to exercise stock options at $.001 per share	10,000,000	10,000	-	-	-	-	-	-	10,000
Shares issued in January 2007 in exchange for at approximately $1.20 per share	42,500	43	50,957	-	-	-	-	-	51,000
Stock dividend issued in January 2007	31,625,926	31,625	(31,625)	-	-	-	-	-	-
Shares issued in January 2007 for common stock subscribed in December 2006	3,470	3	4,161	(4,164)	-	-	-	-	-
Issuance of stock options in January 2007 in exchange for consulting services (Note D)	-	-	72,300	-	-		-	-	72,300
Shares issued in February 2007 pursuant to private placement at $1.20 per share, net of costs and	101,770	102	107,898	-	-	-	-	-	108,000
Shares issued in February 2007 in exchange for at approximately $1.20	607,500	607	728,393	-	-	-	-	-	729,000
Shares issued in February 2007 pursuant to private placement at $.60 per share, net of costs and fees	166,800	167	99,913	-	-	-	-	-	100,080
Shares issued in February 2007 in exchange for connection with common stock subscribed in	43,600	44	(44)	-	-	-	-	-	-
Shares issued in February 2007 in exchange for at approximately $1.90 per share	10,000	10	18,990	-	-	-	-	-	19,000
Exercise of put agreement and cancellation of put	(2,311,346)	(2,311)	(844,115)	-	-	-	-	-	(846,426)
Shares issued in March 2007 pursuant to private placement at $.65 per share, net of costs and fees	222,000	222	128,978	-	-	-	-	-	129,200
Shares issued in March 2007 in exchange for rendered and to be rendered at approximately $1.10	5,063,636	5,064	5,564,936	-	-	-	(554,986)	-	5,015,014
Shares issued in March 2007 in exchange for rendered and to be rendered at approximately $1.50	3,000,000	3,000	4,497,000	-	-	-	(2,700,000)	-	1,800,000
Shares issued in March 2007 in exchange for at approximately 1.30 per share	10,000	10	12,990	-	-	-	-	-	13,000
Shares issued in March 2007 in exchange for rendered and to be rendered at approximately $1.34	40,000	40	53,560	-	-	-	(19,090)	-	34,510
Shares issued in March 2007 for commission connection with common stock subscribed	36,604	37	(37)	-	-	-	-	-	-
Shares issued in April 2007 pursuant to private placement at $1.00 per share, net of costs and fees	14,400	14	12,986	-	-	-	-	-	13,000
Shares issued in April 2007 in exchange for	32,500	32	32,868	-	-	-	-	-	32,900

See accompanying notes to unaudited condensed consolidated financial information

HEMIS CORPORATION.
(An exploration stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 9, 2005 (DATE OF INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)

	Common Shares	Stock Amount	Addition Paid-in Capital	Common Stock Subscription Payable	Common Stock Subscription Receivable	Foreign Currency Translation Adjustments	Deferred Compensation	Deficit Accumulated During Exploration Stage	Total
Balance forward	20,309,373	$20,309	$12,282,459	$1,330,938	$(3,300)	$ (1,197)	$(3,666,66)	$(8,065,942)	$1,896,599
Shares issued in May 2007 pursuant to private placement at $1.00 per share, net of costs and fees	17,500	17	15,733	-	-	-	-	-	15,750
Shares issued in May 2007 pursuant to private placement at $.80 per share, net of costs and fees	56,250	56	40,944	-	-	-	-	-	41,000
Shares issued in May 2007 in exchange for services rendered at $1.05 per share	500,000	500	524,500	-	-	-	(145,274)	-	379,726
Shares issued in June 2007 pursuant to private placement at $.80 per share, net of costs and fees	112,500	113	80,887	-	-	-	-	-	81,000
Shares issued in June 2007 in exchange for	394,780	395	410,176	-	-	-	-	-	410,571
Shares issued in July 2007 pursuant to private placement at $.60 per share.	315,000	315	188,685	-	-	-	-	-	189,000
Shares issued in July 2007 in exchange for services	401,100	401	164,039	-	-	-	-	-	164,440
Shares issued in July 2007 in exchange for	75,000	75	30,675	-	-	-	-	-	30,750
Shares issued in July 2007 to investor pursuant to a	100,000	100	39,900	-	-	-	-	-	40,000
Shares issued in August 2007 pursuant to private placement at approximately $.40 per share	621,125	621	264,629	-	-	-	-	-	265,250
Shares issued in August 2007 in exchange for	440,000	440	141,160	-	-	-	-	-	141,600
Shares issued in August 2007 in connection with common stock subscribed in December 2006	30,000	30	(30)	-	-	-	-	-	-
Shares issued in October 2007 in exchange for exploration	50,000	50	8,450	-	-	-	-	-	8,500
Shares issued in October 2007 in exchange for services	20,000	20	3,380	-	-	-	-	-	3,400
Shares issued in October 2007 pursuant to private placement at approximately $.23 per share	1,398,331	1,399	319,184	-	-	-	-	-	320,583
Common stock subscribed	-	-	-	277,301	-	-	-	-	277,301
Amortization of deferred compensation (Note D)	-	-	-	-	-	-	1,100,000	-	1,100,000
Net loss	-	-	-	-	-	-	-	(14,292,609)	(14,292,609)
Other Comprehensive income (loss):
Foreign exchange translation income	-	-	-	-	-	34,360	-	-	34,360
Balance at December 31, 2007	74,824,372	74,823	26,424,798	277,301	(3,300)	33,163	(5,986,016)	$(22,358,551)	$
Shares issued in January 2008 for common stock subscribed in December 2007	1,239,000	1,239	261,661	(262,900)	-	-	-	-	-
Shares issued in March 2008 pursuant to private placement at approximately $.20 per share	300,000	300	59,700	-	-	-	-	-	60,000
Issuance of stock options in January 2008 in exchange for consulting services (Note D)	-	-	450	-	-	-	-	-	450
Amortization of deferred compensation (Note C and D)	-	-	-	-	-	-	1,527,763	-	1,527,763
Common stock subscribed	-	-	-	90,000	-	-	-	-	90,000
Net loss	-	-	-	-	-	-	-	(1,723,339)	(1,723,339)
Other Comprehensive income:
Foreign exchange translation gain	-	-	-	-	-	1,429	-	-	1,429
Balance at March 31, 2008	76,363,372	76,362	26,746,609	104,401	(3,300)	34,592	(4,458,253)	$(24,081,890)	$(1,581,479)

See accompanying notes to unaudited condensed consolidated financial information

HEMIS CORPORATION. (An exploration stage company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended 2008	For the three months ended 2007	For the period from February 2005 (date of nception) through March 31, 2008
INCREASE IN CASH AND EQUIVALENTS CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$ (1,723,339)	$ (3,105,796)	$ (24,081,890)
Add: Loss on discontinued operations (Note G)	-	9,468	140,833
Loss from continuing operations	(1,723,339)	(3,096,328)	(23,941,057)
Depreciation	5,785	3,743	38,853
Common stock issued in exchange for services (Note C)	-	1,631,452	11,991,504
Common stock issued in exchange for settlement of dispute (Note C)	-	-	40,000
Common stock issued in exchange for exploration expenditure (Note C)	-	-	81,750
Stock options issued in exchange for services (Note D)	450	72,300	99,595
Amortization of deferred compensation (Note C and D)	1,527,763	271,233	4,461,096
Common stock issued to founders (Note C)	-	-	10,000
Loss on put agreement (Note E)	-	20,789	141,105
Impairment of Investment	-	1,500	2,500
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	7,162	27,688	(84,926)
Other receivables	-	(60,000)	-
Deposit and other	(5,306)	-	(5,306)
Accounts payable and accrued expenses	(17,113)	(77,459)	386,871
Net cash used in continuing operations	(204,598)	(1,205,083)	(6,778,015)
Net cash used in discontinued operations	-	(11,555)	(121,549)
NET CASH USED IN OPERATING ACTIVITIES	(204,598)	(1,216,638)	(6,899,564)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(17,859)	(156,116)
Net cash used in continuing operations	-	(17,859)	(156,116)
Net cash provided by (used in) discontinued operation (Note G)	-	11,205	(18,906)
NET CASH USED IN INVESTING ACTIVITIES	-	(6,654)	(175,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid in connection with put agreement (Note E)	-	(1,503,382)	(1,503,382)
Proceeds from sale of common stock and common stock subscription, net of costs and fees (Note C)	150,000	480,500	7,134,150
Proceeds from exercise of stock options (Note D)	-	-	10,000
Proceeds from third parties advances, net of repayments	59,000	-	59,000
Proceeds from related parties advances, net of repayments	(34,999)	-	1,442,211
NET CASH PROVIDED BY FINANCING ACTIVITIES	174,001	(1,022,882)	7,141,979
Effect of exchange rate changes on cash and cash equivalents	1,429	(694)	370
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(29,168)	(2,246,868)	67,763
Cash and cash equivalents at the beginning of the period	96,931	2,437,981
Cash and cash equivalents at the end of the period	$ 67,763	$ 191,113	$ 67,763
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-
Common stock issued in exchange for services (Note C)	-	1,631,451	11,991,504
Common stock issued in exchange for settlement of dispute (Note C)	-	-	40,000
Common stock issued in exchange for exploration expenditures (Note C)	-	-	81,750
Stock options issued in exchange for services rendered (Note D)	450	72,300	99,595
Stock options granted in exchange for deferred compensation (Note D)	-	-	5,500,000
Cash held in trust	-	22,742	23,468
Common stock issued to founders (Note C)	-	-	10,000

See accompanying notes to unaudited condensed consolidated financial information

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB.

Business and Basis of Presentation

Hemis Corporation (the "Company") was incorporated under the laws of the State of Nevada on February 9, 2005. On May 16, 2005, the Company incorporated Hemis Gold S.A. de C.V., a wholly owned subsidiary in Mexico. The Company was organized for the purpose of acquiring and developing gold, silver and other mineral properties.

On June 14, 2005, the Company incorporated under the laws of the State of Nevada a wholly owned subsidiary, Aurum Corporation (“Aurum”). In June 2006, the Company’s Board of Directors authorized to spin off Aurum. Effective July 1, 2006, Aurum is formally spun off and is no longer a subsidiary of the Company.

In June 2006 the Company incorporated under the laws of Philippines a wholly owned subsidiary, Hemis Philippines Corporation. During the first quarter of 2007, the Company management decided to proceed with the plan of discontinuing operations of this subsidiary. Substantially all assets of the Philippines subsidiary were liquidated to pay off outstanding accounts payable and office expenses incurred during the first quarter of 2007 (Note G).

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

In September 2006, the Company’s Board of Directors authorized to spin off Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (“Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off (see Note J). In December 2006, the Company’s Board of Directors authorized to spin off Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (“Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off (see Note G).

In January 2007, the Company’s Board of Directors authorized to spin off Allegra Corporation (“Allegra”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Allegra for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2007, Allegra is formally spun off and is no longer a subsidiary of the Company. Allegra had no operations prior to the spin-off (Note G).

In January 2007, the Company’s Board of Directors authorized to spin off Sirius Corporation (“Sirius”), by issuing to the Company’s shareholders as of January 12, 2007 (“Record Date”) one share of Sirius for every 100 shares of the Company’s common stock owned by the shareholders. Effective January 12, 2006, Sirius is formally spun off and is no longer a subsidiary of the Company. Sirius had no operations prior to the spin-off (Note G).

The Company currently has only one active subsidiary, Hemis Gold S.A. de C.V. Significant intercompany transactions and accounts have been eliminated in consolidation.

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161). The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

NOTE B – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 and December 31, 2007, entities controlled by directors and significant shareholders of the Company advanced funds to the Company for working capital purposes. Total amount due to related parties for advances amounted $1,352,211 and $1,387,210 at March 31, 2008 and December 31, 2007, respectively (Note G). The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayments.

On July 24, 2007 the Company entered into a services agreement with Mineralogics Corporation (“Mineralogics”), pursuant to which Mineralogics provided the Company with exploration office facilities and geologist consulting services. Pursuant to the agreement, fees of $7,500 per month were accrued for October, November and December, 2007. The Company’s President and Chief Executive Officer was a director of Mineralogics and owned Mineralogics until February 8, 2008. Since February 8, 2008 Doug Oliver, the Company’s Chief Operating Officer, has been a director and the President of Mineralogics. On March 1, 2008 this agreement was terminated.

NOTE C - CAPITAL STOCK

The Company was authorized to issue 75,000,000 shares of common stock with par value of $.001 per share. In April 2006, the Company’s Board of Directors passed a resolution to increase the Company’s authorized shares of common stock from 75,000,000 shares to 150,000,000 shares with a par value of $.001 per share. The Company has 76,363,372 and 74,824,372 shares of common stock issued and outstanding at March 31, 2008 and December 31, 2007, respectively.

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

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE C - CAPITAL STOCK (Continued)

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

In October 2006, the Company issued 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated September 7, 2006 (Note F). The shares issued were valued at $0.75 per share. Exploration expenditures of $18,750 were charged to operations during the year ended December 31, 2006.

In October 2006, the Company issued an aggregate of 357,420 shares of common stock at $0.95 per share in exchange for proceeds of $312,320 net of costs and fees. The Company incurred commission costs of $27,229 in connection with the issuance of these common shares.

In October 2006, the Company issued an aggregate of 25,000 shares of common stock in exchange for exploration expenditures pursuant to an agreement dated June 19, 2006 (Note F). The shares issued were valued at $0.95 per share. Exploration expenditures of $23,750 were charged to operations during the year ended December 31, 2006.

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE C - CAPITAL STOCK (Continued)

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

In January 2007, the Company issued an aggregate of 10,000,000 shares of common stock at $.001 per share in exchange for proceeds of $10,000, for the exercise of stock options (Note D).

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

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE C - CAPITAL STOCK (Continued)

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

In March 2007, the Company issued an aggregate of 5,063,636 shares of common stock to consultants in exchange for services rendered and to be rendered from February 2007 through February 2008. The common shares issued were valued at $1.10 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $554,986 during the three months ended March 31, 2008.

In March 2007, the Company issued an aggregate of 3,000,000 shares of common stock to a consultant in exchange for services rendered and to be rendered from March 13, 2007 through March 13, 2009. The common shares issued were valued at $1.50 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $560,959 during the three months ended March 31, 2008. The unamortized portion of $2,139,041 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

In March 2007, the Company issued an aggregate of 10,000 shares of common stock in exchange for services rendered at $1.30 per share, which approximated the fair value of shares issued during the period services were rendered. Compensation costs of $13,000 were charged to operations during the year ended December 31, 2007.

In March 2007, the Company issued an aggregate of 40,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through October 1, 2008. The common shares issued were valued at $1.34 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $6,681 during the three months ended March 31, 2008. The unamortized portion of $12,409 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

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

In May 2007, the Company issued an aggregate of 500,000 shares of common stock to a consultant in exchange for services rendered and to be rendered through April 10, 2008. The common shares issued were valued at $1.05 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The Company amortized and charged to operations compensation expense of $130,891 during the three months ended March 31, 2008. The unamortized portion of $14,383 was accounted for as deferred compensation and will be amortized over the remaining period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE C - CAPITAL STOCK (Continued)

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

In August 2007, the Company issued an aggregate of 621,125 shares of common stock at $.40 per share in exchange for proceeds of $265,250, net of costs and fees. Of these shares issued, 200,000 shares were issued pursuant to a subscription agreement that each ‘unit’ of subscription consisted each of one share and one half warrant to purchase a common share at a price of $1.00. Due to an administrative error, the 100,000 warrants for these shares were not authorized by the Board of Directors and were not issued by the Company until the first quarter of fiscal 2008 (Note D).

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

In October 2007, the Company issued an aggregate of 1,398,331 shares of common stock at approximated $.23 per share in exchange for proceeds of $320,583, net of costs and fees. Of these shares, 248,667 were issued pursuant to stock subscription agreements that each ‘unit’ consisted each of one share and one half warrant to purchase a common share at a price of $1.00 (Note D). Due to an administrative error, the Company only authorized and issued an aggregate of 61,000 warrants to shareholders during the fiscal year 2007, and additional 83,334 warrants were not authorized by the Board of Directors and were not issued till the first quarter of fiscal 2008. In the first quarter of 2008, the Company also discovered that the issuance of 61,000 warrants to shareholders during fiscal year 2007 was incorrect and only 41,000 warrants should have been issued pursuant to the stock subscription agreements. The Company has accordingly cancelled 20,000 warrants.

During the year ended December 31, 2007, the Company received additional proceeds in the amount of $277,301 for 1,312,548 shares of common stock subscribed.

In January 2008, the Company had issued 1,239,000 shares of common stock in exchange for common stock subscribed during the year ended December 31, 2007.

In March 2008, the Company issued an aggregate of 300,000 shares of common stock at $.20 per share in exchange for proceeds of $60,000, net of costs and fees.

During the three months ended March 31, 2008, the Company received additional proceeds in the amount of $90,000 for common stock subscribed.

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE C - CAPITAL STOCK (Continued)

Stock Compensation Plans

On February 22, 2007, the Company adopted a non-qualified stock compensation plan for stock issuances to employees, executives and consultants as incentives for their services provided to the Company. This plan was approved at a meeting of our board of directors, but was not approved by our shareholders. A maximum of 10,000,000 shares of the Company’s common stock may be issued under this plan to employees, directors and consultants as an additional incentive to advance the best interests of the Company. All issuances under the plan must be approved by the Company’s board of directors. As of March 31, 2008, 8,565,636 shares of the Company’s common stock had been issued under the plan. All of the stock issuances under the Stock Compensation Plan have been made to consultants.

NOTE D - STOCK OPTIONS AND WARRANTS

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to its consultants.

		Options Outstanding Weighted Average		Options Exercisable
Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.00	50,000	4.75	$ 2.00	50,000	$ 2.00
$ 1.50	50,000	3.75	$ 1.50	50,000	$ 1.50
$ 1.00	50,000	2.67	$ 1.00	50,000	$ 1.00
	150,000	3.72	$ 1.50	150,000	$ 1.50

Transactions involving stock options issued to consultants and officers are summarized as follows:

	Number of options	Weighted Price Per Share
Outstanding at January 1, 2006	10,000,000	$ 0.001
Granted	50,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2006	10,050,000	$ 0.01
Granted	50,000	1.50
Exercised	(10,000,000)	0.001
Cancelled or expired	-	-
Outstanding at December 31, 2007	100,000	$ 1.25
Granted	50,000	2.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2008	150,000	$ 1.50

     HEMIS CORPORATION (An exploration stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

In May 2005, the Company granted an aggregate of 10,000,000 stock options to its officers in exchange for services provided and to be provided over the period of 5 years pursuant to the option agreements. At that point in time, the Company concluded that these officers were not employees as defined under Statements of Financial Accounting Standards (SFAS)123 R: Share Based Payments and under the definition of common law and Internal Revenue Service regulations, Revenue Rulings 57-246, 68-597 and 87-41, and the Internal Revenue Services' Employment Tax Handbook. The exercise prices of the stock options granted were at par. The options vested in full at grant and are exercisable anytime within 5 years from the grant date. The options granted are intended to retain the services of these officers over a five-year service period, and the Company does not intend to issue more options to these officers until the 5-year service term expires in year 2010, at which time the performance will be reviewed and additional rewards will be determined. The Company accounted for the stock options at the fair market value of the Company's common stock. Deferred compensation cost in the amount of $5,500,000 was recorded as a reduction of stockholders' equity and will be amortized over the 5-year period of services to be provided by the officers. Compensation expense of $274,247 and $271,232 was charged to operations for the three months ended March 31, 2008 and 2007, respectively . Should the officers terminate the service agreements within 5 years, the Company has no rights to cancel the options issued and will charged all unamortized costs to operations at that time.

The terms of these options were required by the officers at the time the option and service agreements were entered into, and the Company determined that it was necessary to agree to these terms in order to retain the services of the officers. In January 2007, the officers exercised the stock options in exchange for an aggregate of 10,000,000 shares of the Company’s common stock (Note C).

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

In January 2008, the Company granted an aggregate of 50,000 stock options to a consultant in exchange for services rendered. The estimated value of the stock options vested during the three months ended March 31, 2008 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 5 years, a risk free interest rate of 3.125%, a dividend yield of 0% and volatility of 97%. Compensation expense of $450 was charged to operations during the three months ended March 31, 2008.

At March 31, 2008, all outstanding options were granted to the same consultant. Subsequent to the date of the financial statements, the consulting agreement was terminated and all options granted were forfeited and canceled on April 30, 2008.

Warrants

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	224,334	1.35	$1.00	224,334	$1.00

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants issued to shareholders are summarized as follows:

	Number of Warrants	Weighted Price Per Share
Outstanding at January 1, 2006	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	$-
Outstanding at December 31, 2006	-	-
Granted	61,000	$1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	61,000	$1.00
Granted	183,334	$1.00
Exercised	-	-
Cancelled or expired	(20,000)	$1.00
Outstanding at March 31, 2008	224,334	$1.00

Pursuant to certain stock subscription agreements, the Company was obligated to issue an aggregate of 224,334 warrants to shareholders in connection with equity financing during the year ended December 31, 2007 (Note C). These warrants have no registration rights. Due to an administrative error, the Company only authorized and issued an aggregate of 61,000 warrants to shareholders during the fiscal year 2007, and additional 183,334 warrants were not authorized by the Board of Directors and were not issued till the first quarter of 2008. The Company also discovered that the issuance of 61,000 warrants to shareholders during fiscal year 2007 was incorrect and only 41,000 warrants should have been issued pursuant to the stock subscription agreements. The Company has accordingly cancelled 20,000 warrants in the first quarter of 2008.

NOTE E - PUT AGREEMENT

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

Equity was reduced by the original value of the shares, being $515,852, with the remaining value of $433,540 being charged to other expense. The fair value of the put option is determined each reporting period with changes in the fair value recorded as other income or expense. At December 31, 2006, the fair value of the put option was $636,167, accordingly a gain of $313,224 in connection with the valuation adjustment on the put agreement was recorded at December 31, 2006. On February 8, 2007, the Company became eligible for trading on the OTCBB, and the put agreements were exercised. The fair value of the put option was $656,956 on February 8, 2007, accordingly a loss of $20,789 in connection with the valuation adjustment on the put agreement was recorded on February 8, 2007. Upon exercise of the put agreements in February 2007, the Company cancelled 2,311,346 shares of common stock.

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE F – COMMITMENTS AND CONTINGENCIES

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

Mining Rights

Santa Rita Property

On December 20, 2005 the Company entered into a “Memo of Understanding”, and subsequently a formal option agreement on June 19, 2006 with Corex Gold Corp.(“Corex) to acquire Santa Rita Claim property located in Zacatecas, Mexico. The option agreement had no initial costs, and the Company has the right to acquire a 49% interest in the Santa Rita property upon incurring exploration expenses as agreed upon. Pursuant to the agreement, the Company committed to exploration expenditures of minimum $200,000 over the first 12 months at which time the Company shall have the rights to withdraw, without earning any interest. The Company will also issue 25,000 treasury shares to Corex upon commencement of Phase 1 of the agreement. The 25,000 shares were issued to Corex in October 2006 (Note C). As of December 31, 2005, the Company has incurred and charged to operations, $22,519 of expenditures pursuant to this agreement. On the 1 st anniversary of the agreement, the Company would commit to exploration expenditures of minimum $300,000 over additional 12 months at which the Company will issue 75,000 treasury shares to Corex. (which has been issued )On the 2 nd anniversary, Corex would commit to exploration expenditures of minimum $450,000 over additional 12 months at which time the Company will issue 100,000 treasury shares to Corex.

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

El Tigre Property, Porvenir Property

On December 31, 2005, the Company's wholly owned subsidiary, Hemis Gold S.A. de C.V., entered into an option agreement to acquire a 67.5% interest in the El Tigre located in the Municipality of Sahuaripa, Sonora, Mexico. The option agreement had no initial costs. If Company incurred $200,000 of exploration expenditures within 548 days from the date of the agreement, the Company will acquire a 67.5 % interest in the El Tigre Concession and the Porvenir Concession mineral claims. As of December 31, 2005, the Company has not incurred expenditures pursuant to this agreement. During the year ended December 31, 2006, the Company incurred and charged to operations additional exploration expenditures in the amount of $140,227. During the year ended December 31, 2007, the Company incurred and charged to operations additional exploration expenditures in the amount of $1,179,888. During the three months ended March 31, 2008, the Company incurred and charged to operations additional exploration expenditures in the amount of $67,481.

     HEMIS CORPORATION (An exploration stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE F – COMMITMENTS AND CONTINGENCIES (Continued)

El Tigre Property, Porvenir Property (Continued)

On November 5, 2007, the Company entered into an option agreement with Monte Cristo Gold Corporation (“MCG”), whereby the Company granted MCG the option to acquire a 49% or a 60% undivided interest in the Company rights to explore certain mineral concessions located in Sonora, Mexico (El Tigre and Porvenir concessions). Norman Meier, the Company’s Director, President and Chief Executive Officer and Bruno Weiss, the Company’s Director and Chief Financial Officer, are both significant shareholders of MCG. Pursuant to the Option Agreement, MCG may acquire a 49% interest in the Company rights to the property. Pursuant to the Option Agreement, MCG may acquire a 49% interest in the Company rights to the property by paying $100,000 within 5 days from November 5, 2007 and $1,900,000 by November 4, 2008. . MCG may increase its interest to 60% by paying the Company $500,000 by March 3, 2009 and $1,500,000 by November 3, 2009. If MCG exercises its option to acquire the 49% interest, the parties have agreed to enter into a joint-venture agreement regarding the exploitation and management of the Property whereby all costs and revenues regarding the Property will be divided in proportion to the respective interest of the parties. If MCG exercises its option to increase its interest to 60%, the allocation of costs and revenues pursuant to the joint venture agreement will be modified accordingly. The Option agreement does not grant to MCG any right to hold title to the Property. MCG may terminate the Option Agreement at any time by giving written notice to the Company. As of December 31, 2007, the Company has received the aggregate of $200,000 from MCG. During the three months ended March 31, 2008, the Company received additional $110,000 from MCG. The Company credited the option proceeds received to operations.

La Centela Property

On September 7, 2006 the Company signed an option agreement to acquire a 75% interest in the mineral rights to the La Centela property. The agreement was amended on October 4, 2006. The option consists of two parts; an option for the first 70% and an option for a further 5%. To acquire the first 70% of the mining rights the Company must pay cash consideration of $500,000 and issue 500,000 common shares to the mineral rights owner, spend at least $2,000,000 in exploration expenses, all prior to October 5, 2010, pursuant to a scheduled payment plan described below, and make a final share payment of 1 share for every ounce of gold the Company identifies, if the Company identify any gold, to a maximum of 10,000,000 shares. If the Company exercises the option to acquire 75% of the mineral rights, the Company may then acquire a further 5% of the total claim by making a cash payment of $1,000,000. During the three months ended March 31, 2008, the Company incurred and charged to operations additional exploration expenditures at this property in the amount of $4,906.

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

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE F – COMMITMENTS AND CONTINGENCIES (Continued)

Anchor Point Gold Project (Continued)

Additionally, CGC may increase its interest to 60% by paying to the Company $500,000 within 18 months following the effective date and $1,500,000 within 24 months following the effective date. If CGC exercises its option to acquire the 49% interest, the parties have agreed to enter into a joint-venture agreement regarding the exploitation and management of the property whereby all costs and revenues regarding the property will be divided in proportion to the respective interest of the parties. If CGC exercises its option to increase its interest to 60%, the allocation of costs and revenues pursuant to the joint venture agreement will be modified accordingly. The Option agreement does not grant to CGC any right to hold title to the Property. CGC may terminate the Option Agreement at any time by giving written notice to the Company. The Option Agreement will terminate automatically if CGC fails to make any payments necessary for it to acquire a 49% interest in the Property. As of December 31, 2007, the Company has not received any proceeds pursuant to the Option Agreement. CGC failed to make the initial $100,000 payment to maintain its option and therefore the option expired and the Option Agreement terminated as of November 22, 2007. During the three months ended March 31, 2008, the Company incurred and charged to operations additional exploration expenditures in the amount of $16,819.

Wolfe Creek and Covenant Properties

On March 13, 2007 the Company entered into an option agreement with Stacs GmbH (“Stacs”) whereby Stacs has agreed to grant the Company the exclusive option to acquire the 100% interest in the exploration licenses and mineral claims comprising the Wolfe Creek and Covenant properties located in British Columbia, Canada subject to a 3% royalty. As of March 31, 2008, there was no further development and the Company had not incurred any expenditure on this property.

La Casita Properties

On April 19, 2007 the Company won a raffle to determine which of several concurrent applicants would be able to proceed with an application to obtain a mining concession on La Casita. La Casita is a mineral exploration concession which is located close to the Company's El Tigre, Porvenir and La Centela concessions. The concession will be reserved for the Company by the Mexican government pending the Company's application and if all of the formalities are complied with (and all the correct technical information is supplied), the Company anticipate that it will be granted a 100% interest in the La Casita mineral concession within two to six months. The Company aims to integrate exploration of the La Casita concessions with the ongoing mapping and sampling across the El Tigre project area. As of March 31, 2008, there was no further development and the Company had not incurred any expenditure on this property.

Option Agreement

On May 15, 2005, the Company entered into an Option Agreement with its Chief Geologist. Pursuant to the Option Agreement, the Company agreed to issue 1,000,000 stock options to Chief Geologist. The exercise price of the options is $0.001 per share, and shall expire 60 days after the termination of the consulting agreement between the Company and COO. The grant and vesting of the stock options is contingent upon the Company acquiring rights to a property on which a gold deposit of at least 500,000 ounces of gold is proven. As of March 31, 2008, the Company has not acquired rights to properties as defined and the stock options have not been granted or vested.

NOTE G – DISCONTINUED OPERATIONS

Aurum Corporation

In June 2006, the Company’s Board of Directors authorized the spin off of its wholly-owned subsidiary, Aurum Corporation (“Aurum”), by issuing to the Company’s shareholders as of July 1, 2006 (the “Record Date”) one share of Aurum for every 10 shares of the Company’s common stock owned by the shareholders. Effective July 1, 2006, Aurum is formally spun off and is no longer a subsidiary of the Company. Aurum was incorporated in June 2006, and had no operations prior to the second quarter of 2006. In accordance with APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the financial statements reflect the operating results and balance sheet items of the discontinued operations, Aurum, separately from continuing operations.

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

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE G – DISCONTINUED OPERATIONS (Continued)

Operating results for the discontinued operations for the three months ended March 31, 2008 and 2007 and for the period from February 9, 2005 (date of inception) through March 31, 2008 were:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the from February 9, 2005 (date of inception) through March 31, 2008
Revenue	$ -	$ -	$ -
Expenses	-	-	22,128
Net (loss) before tax	-	-	(22,128)
Income tax provision (benefit)	-	-	-
Net loss	-	-	(22,128)
Loss on disposition of Aurum, before income taxes	-	-	(27,895)
Income tax provision	-	-	-
Loss on disposition of Aurum	-	-	(27,895)
Loss on discontinued operations, net of tax	$ -	$ -	$ (50,023)

There was no depreciation and amortization expense included in any period presented. Subsequent to the spin-off of Aurum, the Company has agreed to grant Aurum a loan of $125,000 as business start up costs and to promote their activities. At December 31, 2006, the Company advanced $95,000 to Aurum. Aurum has repaid the loan in full as of December 31, 2007. During the year ended December 31, 2007 the Company and Aurum advanced funds to each other for working capital purposes, total amount due to Aurum amounted $359,128 and $ 359,533 at March 31, 2008 and December 31, 2007, respectively. The loans are non-interest bearing and due on demand. The Company’s 2 directors have voting control of Aurum.

Stratos Gold Corporation

In September 2006, the Company’s Board of Directors authorized the spin off of its wholly-owned subsidiary, Stratos Gold Corporation (“Stratos”), by issuing to the Company’s shareholders as of September 1, 2006 (the “Record Date”) one share of Stratos for every 50 shares of the Company’s common stock owned by the shareholders. Effective September 1, 2006, Stratos is formally spun off and is no longer a subsidiary of the Company. Stratos had no operations prior to the spin-off in September 2006. The Company and Stratos advanced funds to each other for working capital purposes. At March 31, 2008 and December 31, 2007 the amount due to Stratos amounted $40,000 and $75,000, respectively. The loans are non-interest bearing and due on demand. The Company’s 2 directors have voting control of Stratos.

Tecton Corporation

In December 2006, the Company’s Board of Directors authorized the spin off of Tecton Corporation (“Tecton”), by issuing to the Company’s shareholders as of December 1, 2006 (the “Record Date”) one share of Tecton for every 100 shares of the Company’s common stock owned by the shareholders. Effective December 1, 2006, Tecton is formally spun off and is no longer a subsidiary of the Company. Tecton had no operations prior to the spin-off. Subsequent to the spin-off of Tecton, the Company and Tecton advanced funds to each other for working capital purposes, with an aggregate amount due to Tecton of $953,083 and $952,677 at March 31, 2008 and December 31, 2007, respectively. The advance is non-interest bearing and is due on demand. The Company’s 2 directors have voting control of Tecton.

     HEMIS CORPORATION (An exploration stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE G – DISCONTINUED OPERATIONS (Continued)

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

The following summarizes the assets and liabilities of discontinued operations as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Total Assets	$ -	$ -
Liabilities:
Accounts payable and accrued liabilities	$ 8,637	$ 8,637
Total Liabilities	$ 8,637	$ 8,637

During the first quarter of 2007 the Company sold the assets of the Philippines subsidiary in exchange for net proceeds of $11,205. The assets sold had a net book value of $15,925, accordingly the company accounted for $4,720 of loss on disposal of the assets. The following summarizes the operating results for the discontinued operations for the period end March 31, 2008 and 2007, and for the period from February 9, 2005 (date of inception) through March 31, 2008:

HEMIS CORPORATION (An exploration stage company) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

NOTE G – DISCONTINUED OPERATIONS (Continued)

	For the three month ended March 31, 2008	Month For the three month ended March 31, 2007	For the period from February 9, (date of inception) March 31, 2008
Revenue	$ -	$ -	$ -
Expenses	-	(4,748)	(86,090)
Loss on disposal of discontinued operations	-	(4,720)	(4,720)
Net (Loss)	$ -	$ (9,468)	$ (90,810)

NOTE H – GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, for the period February 9, 2005 (date of inception) to March 31, 2008, the Company accumulated losses of $24,081,890. The Company’s current liabilities exceeded its current assets by $1,737,322. However, the Company has generated no revenues to date, has incurred operating expenses and has sustained losses. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Hemis Corporation (“we”, “us”, “Hemis”) was incorporated as a Nevada company on February 9, 2005. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We currently have one active wholly-owned subsidiary, Hemis Gold SA de CV which was incorporated in Mexico in May 2005. We plan to use the Mexican subsidiary to carry out exploration activities in Mexico. Our common stock is trading on the OTC Bulletin Board under the symbol “HMSO.OB”.

We are engaged in the acquisition and exploration of mineral properties in Sonora, Mexico; British Columbia, Canada; and Alaska, U.S. Over the next year, we plan to conduct exploration of our mineral properties in Mexico, Canada and the U.S. We not yet earned any revenues and have had operational losses to date, as well as an accumulated deficit. From our inception on February 9, 2005 until March 31, 2008, we have incurred a total comprehensive loss of $(24,081,890).

Recent Business Developments

On March 1, 2008 Mineralogics Corporation terminated an agreement with us that was entered into on July 24, 2007 pursuant to which Mineralogics provided us with exploration office facilities, oversaw our mineral property acquisition and development activities and provided us with administrative services in exchange for payment by us of a monthly service fee of $7,500. Pursuant to the agreement, fees of $7,500 per month were accrued for October, November and December, 2007. Mineralogics provided us with notice of its intention to terminate the agreement on February 1, 2008. Norman Meier, our President and Chief Executive Officer, was a director of Mineralogics and owned Mineralogics until February 8, 2008. Since February 8, 2008 Doug Oliver, our former Vice President Operations, has been a director and the President of Mineralogics.

On April 30, 2008, Douglas Oliver resigned from the position of Vice President of Operations of us effective April 30, 2008.
On May 13, 2008, Bruno Weiss resigned from the position of Chief Financial Officer of us effective May 13, 2008. Norman Meier was appointed to fill the vacancy created by Mr. Weiss resignation effective May 13, 2008.

Uncertainties

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

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Results of Operations

Our results of operations are presented below:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from February 9, 2005 (inception),to March 31, 2008
Costs and Expenses:
General and Administrative	$1,717,554	$3,071,796	$23,761,099
Depreciation	$5,785	$3,743	$38,853
Total Operating Expenses	$1,723,339	$3,075,539	$23,799,952
Loss on put agreement	-	$20,789	$141,105
Net Loss	$1,723,339	$3,105,796	$24,081,890
Net Loss per common share (basic and diluted)	$0.02	$0.05	-
Weighted average common shares for computation	75,666,915	57,737,178

Since our inception on February 9, 2005 to March 31, 2008, we have not generated any revenue and we have incurred an accumulated deficit of $24,081,890. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years

For the three months ended March 31, 2008 we incurred a net loss of $1,723,339. This compares to a net loss of $3,105,796 for the same period in Fiscal 2007. Our net loss per share was $0.02 for the three months ended March 31, 2008 and $0.05 for the same period in Fiscal 2007.

Our total operating expenses for the three months ended March 31, 2008 were $1,723,339, compared to $3,075,539 for the three months ended March 31, 2007.

Operating expenses for the three months ended March 31, 2008 included $5,785 for depreciation expense, $408,702 in general administrative expenses, $1,253,967 for consulting fees and $54,885 for professional fees. In comparison, our expenses for the three months ended March 31, 2007 included $3,743 for depreciation expense, $1,260,906 for general and administrative expenses, $1,717,250 for consulting fees, and $93,640 for professional fees.

The increase in our general and administrative expenses and professional fees is mainly attributable to our increased operations. The costs for impairment of our mineral property also rose significantly due to the increased number of mineral properties we hold having unproven mineral reserves.

Our general and administrative expenses for the three months ended March 31, 2008 were $408,702, compared to $1,260,906 for the three months ended March 31, 2007. They consist of consulting fees, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs. From February 9, 2005 (date of inception) to March 31, 2008, we incurred total general and administrative expenses of $23,761,099.

Our total operating expenses from February 9, 2005 (date of inception) to March 31, 2008 were $23,799,952. This includes depreciation of $38,853 and general and administrative expenses of $23,761,099.

Liquidity and Capital Resources

As of March 31, 2008, we have cash of $67,763 and prepaid expenses and other current assets of $49,154 for total current assets of $116,917. Our working capital deficit is $1,737,322. Our accumulated deficit from February 9, 2005 (date of inception) to March 31, 2008 was $24,081,890 and was funded mainly through equity financing. During the three months ended March 31, 2008, we raised $150,000 from the sale of our common stock net of share issuance costs, we repaid $34,999 to Stratos Gold, a former subsidiary of us which was spun off on September 1, 2006, and we received advances of $59,000 from third parties. Since our inception on February 9, 2005 to March 31, 2008 we have raised an aggregate of $7,134,150 from the sale of our common stock, net of share issuance costs.

During the three months ended March 31, 2008, we used net cash of $204,598 in operating activities and there were no cash flows related to investing activities. During the three months ended March 31, 2008, our monthly cash requirement to fund our operating activities was approximately $68,199. Our cash as of March 31, 2008 of $67,763 is sufficient to fund our operations for approximately one month.

We estimate our planned expenses for the next year (from May 2008) to be approximately $8,803,000, as summarized in the table below.

Description of Expense	Amount
Exploration of joint El Tigre Gold Project (the joint El Tigre, Porvenir and La Centela Claims)	$620,000
Payment towards acquisition of La Centela mining rights	$300,000
Payment towards acquisition of rights in respect of the Cook Inlet Permit Applications	$50,000
Exploration of the Anchor Point Gold Project, Alaska	$1,000,000
Payment towards acquisition of Wolfe Creek and Covenant mining rights	$333,000
Exploration of the Wolfe Creek and Covenant mining rights	$500,000
Obtaining interests in other mining rights	$2,000,000
General and Administrative Expenses	$4,000,000
Total	$8,803,000

General and administrative expenses for the year will consist of consulting fees and professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, transfer agent fees, investor relations and general office expenses.

At March 31, 2008, we had $67,763 cash in the bank. Based on our planned expenditures, we require a minimum of approximately $8,736,000 to proceed with our plan of operations over the next twelve months (beginning May 2008). If we achieve less than the full amount of financing that we require, we will scale back our exploration program on the property and will proceed with a scaled back exploration plan based on our available financial resources.

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2007 Form 10-KSB, that the Company has generated no revenues and has incurred substantial operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.

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

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our prospective acquisitions, exploration activities and administrative expenses in order to stay within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs and certain acquisitions pending our obtaining additional financing. Still, even in light of our plan to scale back our operations, if we do not achieve additional financing, our current cash and working capital will be not be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral property, we do not anticipate the sale or acquisition of any material properties, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Off-Balance Sheet Arrangements

As of May 19, 2008,  we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 4T. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Norman Meier, our Chief Executive Officer and Chief Financial Officer, evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b) Changes in internal controls

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates is (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2008, we had the following unregistered sales of equity securities:

  In January 2008, 1,239,000 shares of our common stock were issued to non-U.S. investors for common stock subscribed during the fiscal year 2007. Due to an administrative error, the issuance of the shares has not yet been processed until January 2008. This issuance will be exempt pursuant to Regulation S of the Securities Act.
  In March 2008, we issued an aggregate of 300,000 shares of our common stock to a non-U.S. investor at a price of $0.20 per share for aggregate proceeds of $60,000, net of costs and fees. This issuance was exempt pursuant to Regulation S of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 13, 2008, Bruno Weiss resigned as our Chief Financial Officer. Mr. Weiss continues as a director. Norman Meier, our Chief Executive Officer and a director of us was appointed to the position of Chief Financial Officer effective May 13, 2008.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hemis Corporation
(Registrant)

/s/ Norman Meier
Date: May 20, 2008	Norman Meier
Director , President, Chief Executive Officer,
Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Meier	President, Chief Executive Officer, Chief Financial Officer, Director	May 20,2008
Norman Meier

/s/ Bruno Weiss	Director	May 20, 2008
Bruno Weiss